Form 10QSB
period 1996-06-30
JETFLEET III
filed 1996-08-20
CIK 930832

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from      to


                         Commission File Number:  33-84336-LA

                                     JetFleet III
           (Exact name of small business issuer as specified in its charter)

                                     California
             (State or other jurisdiction of incorporation or organization)

                           1440 Chapin Avenue, Suite 310
                               Burlingame, California
                     (Address of principal executive office)

                                       94010
                                     (Zip Code)
                                     94-3208983
                       (I.R.S. Employer Identification No.)

                                   (415) 696-3900
                  Issuer's telephone number, including area code:


Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.   Yes  /X/  No


On August 14, 1996, 500,000 shares of common stock and 92,475 shares of preferred stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No  /X/

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                     JETFLEET III
                                    Balance Sheets

                                        ASSETS

                                                       June 30,   December 31,
                                                         1996        1995
                                                     (Unaudited)
                                                     -----------   ----------
Current assets:
     Cash                                        $    188,448    $    68,328
     Accounts receivable                                    -          1,132
                                                 ------------    -----------
          Total current assets                        188,448         69,460
Aircraft under operating lease, net of
  accumulated depreciation of $333,932
  in 1996 and $47,090 in 1995                       4,560,633      4,477,120
Debt issue costs, net of accumulated
  amortization of $47,805 in 1996
  and $4,881 in 1995                                  802,025        510,304
Other, including deferred taxes,
  net of valuation allowance                            3,782              -
                                                 ------------    -----------
                                                 $  5,554,888    $ 5,056,884
                                                 ============    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable - trade                    $      7,285    $     7,226
     Payable - aircraft                                     -      2,901,733
     Payable to affiliates                              2,034        223,448
     Interest payable                                  90,552          9,757
     Maintenance reserve                                5,488              -
     Prepaid rent                                           -         18,546
                                                 ------------    -----------
          Total current liabilities                   105,359      3,160,710
Medium-term secured bonds                           4,673,300      1,326,850
                                                 ------------    -----------
Total liabilities                                   4,778,659      4,487,560

Preferred stock, no par value,
  300,000 shares authorized, 82,470
  shares issued and outstanding in 1996
  and 23,415 in 1995                                  674,730        143,235
Common stock, no par value,
  1,000,000 shares authorized, 500,000 shares
  issued and outstanding in 1996 and 1995             500,000        500,000
Accumulated deficit                                  (398,501)       (73,911)
                                                 ------------    -----------
Total shareholders' equity                            776,229        569,324
                                                 ------------    -----------
                                                 $  5,554,888    $ 5,056,884
                                                 ============    ===========

See accompanying notes.

                                     JETFLEET III
                                Statements of Operations
                                      (Unaudited)

                               For the      For the period         For the
                             Six Months     from Inception       Three Months
                               Ended       (August 23, 1994)    Ended June 30,
                            June 30, 1996  to June 30, 1995    1996      1995
                            -------------   -------------      ----      ----
Revenues:

  Rent income,
    net of finance charges  $   241,177     $          -   $ 161,935   $    -
  Interest income                 4,419              992       4,419      300
                            -----------     ------------   ---------   ------
                                245,596              992     166,354      300
                            -----------     ------------   ---------   ------
Expenses:

  Depreciation expense          286,842                -     145,421        -
  Amortization expense           42,924                -      24,794        -
  Interest expense              183,814                -     124,119        -
  Professional fees              14,260            3,970       8,000    1,520
  Management fees                37,864                -      24,120        -
  General and administrative      4,482              845         674      800
                            -----------     ------------   ---------   ------
                                570,186            4,815     327,128    2,320
                            -----------     ------------   ---------   ------
Net loss                    $  (324,590)    $     (3,823)  $(160,774) $(2,020)
                            ===========     ============   =========   ======
Weighted average
  common shares                 500,000           50,000     500,000   50,000
                            ===========     ============   =========   ======
Loss per common share       $     (0.65)    $      (0.08)  $   (0.32)  $(0.04)
                            ===========     ============   =========   ======

















See accompanying notes.

                                      JETFLEET III
                                Statements of Cash Flows
                                      (Unaudited)

                                                For the      For the period
                                              Six Months     from Inception
                                                 Ended      (August 23, 1994)
                                             June 30, 1996   to June 30, 1995
                                             ------------    ---------------
Net cash used in operating activities        $  (151,092)     $    (3,323)

Investing activities -
  Purchase of interests in an aircraft        (3,272,088)               -

Financing activities:
  Proceeds from issuance of medium-term
    secured bonds                              3,346,450                -
  Debt issue costs                              (334,645)               -
  Proceeds from issuance of preferred stock      590,550                -
  Offering costs                                 (59,055)               -
  Proceeds from issuance of common stock               -           50,000
                                             -----------      -----------
    Net cash provided by
      financing activities                     3,543,300           50,000
                                             -----------      -----------
Net increase in cash                             120,120           46,677

Cash, beginning of period                         68,328                0
                                             -----------      -----------
Cash, end of period                          $   188,448      $    46,677
                                             ===========      ===========
























See accompanying notes.

                                       JETFLEET III
                             Notes to Financial Statements
                                      June 30, 1996
                                       (Unaudited)

1.  Basis of Presentation

    JetFleet III (the "Company") was incorporated in the state of California on August 23, 1994 ("Inception"). All of the Company's outstanding common stock is owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is an integrated aircraft management, marketing and financing business, and also manages, on behalf of their respective general partners, the aircraft assets of JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P. ("JetFleet II"), publicly offered limited partnership programs with objectives similar to the Company's. The accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.  Organization and Capitalization

    The Company was formed solely for the purpose of acquiring Income Producing Assets. The Company anticipates that these assets will be Equipment, consisting mainly of aircraft, aircraft engines, aircraft parts or other transportation industry equipment subject to operating or full payout leases with third parties.

    The Company received Securities and Exchange Commission ("SEC") clearance on February 3, 1995 for a public offering of up to $20,000,000 in $1,000 Series A Units (the "Offering") consisting of an $850 bond maturing on March 1, 2003 and $150 of preferred stock. Because the structure of the Offering was somewhat different than traditional bond offerings, the Company experienced a delay in obtaining clearance from the securities divisions of some key states. As a result, the Offering has been restructured. The Company received SEC clearance on September 27, 1995 for the restructured offering. In the restructured offering, the Company is offering up to $20,000,000 in $1,000 Series A Units consisting of an $850 bond maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock"). The Bonds bear an annual interest rate of 12.94% from issuance through October 31, 1998, and thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 200 basis points, but not less than 8.24%. The Company may prepay all or a portion of the outstanding principal of the Bonds at any time beginning November 1, 1998. The Preferred Stock will be issued for $10 per share and is entitled to receive 50%, in the aggregate, of any remaining proceeds after (1) the Preferred Stock has been redeemed at $10 per share and (2) the Common Stock has been redeemed at $1 per share. A dividend can only be paid on the Common Stock if a dividend has also been paid on each share of Preferred Stock in an amount equal to ten times the per-share dividend paid on the Common Stock.

                                       JETFLEET III
                             Notes to Financial Statements
                                      June 30, 1996
                                       (Unaudited)

2.  Organization and Capitalization (continued)

    JMC has incurred certain costs in connection with the organization of the Company and the Offering. The Company pays an Organization and Offering Expense Reimbursement (the "Reimbursement") to JMC in an amount up to 2.0% of Aggregate Offering Proceeds. The Reimbursement is limited to $400,000 or the amount paid by JMC in excess of $450,000, whichever is less. JMC has contributed $450,000 of the total it estimates it will pay for organization and offering expenses as a common stock investment in the Company. On July 28, 1995, the shareholders of the Company unanimously consented to adopt an amendment and restatement of the articles of incorporation of the Company to increase the number of authorized shares of common stock from 300,000 to 1,000,000. On August 1, 1995, the Company issued 450,000 shares of common stock to JMC in return for the contribution of $450,000 of organization and offering costs related to the organization of the Company and the Offering that it has paid on behalf of the Company. JMC is also entitled to receive common stock in the amount of any unreimbursed organization and offering costs. The Company has capitalized, and will continue to capitalize, the portion of the Reimbursement related to the Bonds (85%) and amortize such costs over the life of the Bonds (approximately 8 years). The remainder of any such Reimbursement has been deducted, and will continue to be deducted, from shareholders' equity.

3.  Aircraft Under Operating Lease

    deHavilland Dash-8

    On November 30, 1995, the Company purchased a 100% interest in a deHavilland DHC-8-100 Model 102 aircraft, serial number 13 ("S/N 13") from Bombardier, as agent for deHavilland, for $4,200,000 (the "Purchase Price"), payable in monthly installments as the Company raised funds in the Offering. The final monthly installment payment for S/N 13 was made on June 4, 1996. In connection with the acquisition, the Company paid a fee equal to 7.5% of the Purchase Price ($315,000) to JMC (the "S/N 13 Fee"). The Company also reimbursed JMC for approximately $17,399 in Chargeable Acquisition Expenses related to the purchase which had been paid by JMC to third parties (the "S/N 13 Costs"). During 1995, the Company paid to JMC a total of $97,406 of the S/N 13 Fee and reimbursed JMC for $9,210 of the S/N 13 Costs. During the first six months of 1996, the Company paid to JMC the balance of $217,594 of the S/N 13 Fee and reimbursed JMC for $8,189 of the S/N 13 Costs.

    Immediately subsequent to the purchase of S/N 13 by the Company, S/N 13 was leased back to Bombardier for a term of 120 months at a monthly rate of $60,000 (the "S/N 13 Lease"). The S/N 13 Lease may be terminated by either party, with at least 120 days prior written notice, after the first 36 months of the lease. The aircraft is subleased by Bombardier to Air Affaires Afrique ("AAA"), a schedule and charter airline operating under Cameroon registration and French Civil Aviation Authority regulations. During the period that the Company made installment payments for the purchase of S/N 13, Bombardier retained a security interest in the aircraft. Monthly finance charges were paid to Bombardier in the form of the pro-rata rent earned on the portion of the Purchase Price remaining to be paid to Bombardier. The Company received a total of $277,788 in rent under the S/N 13 Lease during the first six months of 1996.

                                       JETFLEET III
                             Notes to Financial Statements
                                      June 30, 1996
                                       (Unaudited)

3.  Aircraft Under Operating Lease (continued)

    Fairchild Metro II

    On June 4, 1996, the Company purchased a 50% undivided interest in a Fairchild SA226-TC aircraft, serial number TC-370, for $335,567 ("S/N TC-370") from CMA Capital Management, Inc. ("CMACM"), an affiliate of JMC. CMACM had purchased the interest in February 1996 from Air Metro III, Inc. ("Air Metro") for the express purpose of reselling the entire interest to the Company when the necessary funds had been raised. JetFleet II had purchased the remaining 50% interest at the same time that CMACM purchased its interest. The purchase price paid by the Company is the same price paid by CMACM ($341,750) reduced by the net rent received by CMACM during the period the aircraft was held for resale ($6,183). The Company reimbursed CMACM and JMC $4,533 and $1,561, respectively, for third party costs incurred in connection with the acquisition of the interest in the S/N TC-370. The Company also paid a brokerage fee of $20,505 to JMC. At the time S/N TC-370 was purchased it was subject to a lease with Sunbird Air Services, Ltd. for a term expiring September 30, 2000 at a monthly rate of $9,500, of which the Company is entitled to $4,750 (the "Sunbird Lease"). The Sunbird Lease contains a guaranty by Air Metro for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by the Company and JetFleet II) (the "Sunbird Guaranty"). As part of the purchase of S/N TC-370 from CMACM, CMACM assigned its interests and obligations under the Sunbird Lease and the Sunbird Guaranty to the Company.

4.  Medium-term secured bonds

    As mentioned above, the Company is currently raising funds through the Offering. Each $1,000 Unit subscribed in the offering includes an $850 medium-term secured bond maturing on November 1, 2003. During November 1995, the Company reached the $500,000 minimum amount required to be raised in the Offering. Through December 31, 1995, the Company had accepted subscriptions for 1,561 Units aggregating $1,561,000 in Gross Offering Proceeds from 100 Unitholders, and, pursuant to the Prospectus, had subsequently issued $1,326,850 in Bonds and 23,415 shares of Preferred Stock. During the six months ended June 30, 1996, the Company accepted subscriptions for 3,937 Units aggregating $3,937,000 in Gross Offering Proceeds from 260 Unitholders, and, pursuant to the Prospectus, subsequently issued $3,346,450 in Bonds and 59,055 shares of Preferred Stock. The Bonds bear interest at an annual rate of 12.94% which is due and payable on a quarterly basis, in arrears, on the first business day of February, May and August and November.

                                       JETFLEET III
                             Notes to Financial Statements
                                      June 30, 1996
                                       (Unaudited)

5.  Related Party Transactions

    The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the first six months of 1996, the Company accrued a total of $37,864 in management fees which were subsequently paid to JMC.

    Capital Managment Associates ("CMA"), an affiliate of JMC, provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may pay a portion of its management fee to CMA in connection with services rendered for the Company.

    JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. During the first six months of 1996, the Company paid JMC a total of $238,099 in brokerage fees and reimbursed JMC for $9,750 in Chargeable Acquisition Expenses.

    As discussed in Note 3, the Company purchased a Fairchild Metro II aircraft from CMACM during the second quarter of 1996. As part of the purchase, the Company reimbursed CMACM $4,533 in Chargeable Acquisition Expenses.

    As discussed in Note 2, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. In the first six months of 1996, the Company paid $78,740 to JMC.

6.  Subsequent Events

    On July 2, 1996, the Company accepted subscriptions for 934 Units aggregating $934,000 in Gross Offering Proceeds from 59 Unitholders. Pursuant to the Prospectus, the Company subsequently issued $793,900 in Bonds and 14,010 shares of Preferred Stock. The net proceeds were used to fund a loan of $800,000 to Aloha IslandAir, Inc. ("Aloha"), secured by a 100% undivided interest in the first of three deHavilland DHC-6-300 aircraft, to pay JMC $58,091 in brokerage fees, and to reimburse JMC $5,560 for third party costs incurred in arranging the loan. The Security Agreement for the aircraft, DHC-6-300 Serial No. 640, contains an option for the Company to purchase the aircraft and subsequently lease it back to Aloha.

    On August 2, 1996, the Company accepted subscriptions for 667 Units aggregating $667,000 in Gross Offering Proceeds from 56 Unitholders. Pursuant to the Prospectus, the Company subsequently issued $556,950 in Bonds and 10,005 shares of Preferred Stock. The net proceeds, along with a short-term loan of $225,000 from JMC, were used to fund a loan of $800,000 to Aloha for the second of three aircraft in the same manner as described above and to pay JMC $39,020 in brokerage fees and to reimburse JMC $3,735 for third party costs incurred in arranging the loan. The loan from JMC will be repaid as additional proceeds are raised.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

    At the end of the second quarter of 1996, the Company had cash balances of $188,448. This amount was held for the interest payment made to the Unitholders in August 1996 and for normally recurring expenses. The Company also had approximately $50,000 of excess proceeds from the previous month's closing which were invested in early July 1996.

    Since Inception, the Company's source of capital has come in the form of an initial contribution from JMC, proceeds from the Offering and net rental revenue from the Income Producing Asset purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Unitholders and to the extent expenses exceed cash flows from leases.

    JetFleet currently has available adequate reserves to meet its immediate cash requirements.

    1996 versus 1995

    Cash flow from operations was ($151,092) and ($3,323) for the six months ended June 30, 1996 and for the period from Inception (August 23, 1994) to June 30, 1995, respectively. There were no significant operations in 1995 until the fourth quarter. In addition, during the first six months of 1996, the Company paid to JMC the balance of a previously accrued brokerage fee related to the S/N 13 acquisition.

    Beginning in the third quarter of 1996, the Company will use the net proceeds of the Offering to fund loans to Aloha secured by three deHavilland aircraft which the Company intends to eventually purchase from and lease back to Aloha. The Company will continue to identify additional investments to be made.

Results of Operations

    The Company recorded a net loss of ($324,590) and ($3,823) or ($0.65) and ($0.08) per share for the six months ended June 30, 1996 and for the period from Inception (August 23, 1994) to June 30, 1995, respectively, and a net loss of ($160,774) and ($2,020) or ($0.32) and ($0.04) per share for the three months ended June 30, 1996 and 1995. As mentioned above, the Company did not have significant operations until the fourth quarter of 1995. As a result of the Company raising funds in the Offering and the S/N 13 and S/N TC-370 purchases, the Company incurred considerably greater operating expenses, primarily depreciation, in 1996. This increase in expenses was only partially offset by the receipt of rental income received from the S/N 13 Lease and the Sunbird Lease.

    1996 versus 1995

    Rental income was $241,177 and $0 for the six months ended June 30, 1996 and for the period from Inception (August 23, 1994) to June 30, 1995, respectively, and $161,935 and $0 for the three months ended June 30, 1996 and 1995. The increases for both the three and six month periods from 1995 to 1996 was due to the rental income received as a result of the purchases of S/N 13 and S/N TC-370.

    Depreciation was $286,842 and $0 in the six months ended June 30, 1996 and the period from Inception (August 23, 1994) to June 30, 1995, respectively, and $145,421 and $0 for the three months ended June 30, 1996 and 1995. The increases for both the three and six month periods from 1995 to 1996 was due to purchases of S/N 13 and S/N TC-370.

    Management fees were $37,864 and $0 for the six months ended June 30, 1996 and for the period from Inception (August 23, 1994) to June 30, 1995, respectively, and $24,120 and $0 for the three months ended June 30, 1996 and 1995. The increase in management fees for both the three and six month periods was due to the Company raising funds in the Offering during the fourth quarter of 1995 and the first two quarters of 1996.

    General and administrative expenses and professional fees were $18,742 and $4,815 for the six months ended June 30, 1996 and for the period from Inception (August 23, 1994) to June 30, 1995, respectively, and $8,674 and $2,320 for the three months ended June 30, 1996 and 1995. The increases for both the three and six month periods from 1995 to 1996 was primarily a result of the Company beginning operations in the fourth quarter of 1995.

    The Company uses substantially all its operating cash flow to make interest payments to its Unitholders. Any excess funds, after interest payment, will be aggregated and invested in additional Income Producing Assets. Since the Company plans to acquire Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets as long as they remain on lease.

                                        SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1996.

                                           JETFLEET III

                                        By:     /s/ Neal D. Crispin
                                        Neal D. Crispin
                                        Title:  President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August 14, 1996.


Signature                               Title


/s/ Neal D. Crispin                     President and Chairman of the
Neal D. Crispin                         Board of Directors of the Registrant



/s/ Toni M. Perazzo                     Vice President - Finance
Toni M. Perazzo                         and Director of the Registrant




























                                    EXHIBIT INDEX

Exhibit No.                     Description                       Page No.
- -----------                     -----------                       --------
EX-27                           Financial Data Schedule
