Form 10QSB
period 1996-09-30
JETFLEET III
filed 1996-11-15
CIK 930832

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB




[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September  30,  1996

                                      or

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

                                  94-3208983
                   (I.R.S.  Employer  Identification  No.)

                     1440  CHAPIN  AVENUE,  SUITE  310
                           BURLINGAME,  CALIFORNIA
                (Address  of  principal  executive  office)

                                    94010
                                 (Zip  Code)
     Issuer's  telephone  number,  including  area  code:       (415) 696-3900




Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements  for  the  past  90  days.          Yes         X          No


On November 14, 1996, 500,000 shares of common stock and 145,665 shares of preferred stock were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes    No   X



PART  I.          FINANCIAL  INFORMATION
ITEM  1.          FINANCIAL  STATEMENTS

                                  JETFLEET III
                                 Balance Sheets

                                     ASSETS

                                     September  30,          December  31,
                                          1996                   1995
                                      (Unaudited)



Current assets:
Cash                                         $  230,754   $   68,328
Accounts receivable                                   -        1,132
                                             ----------   ----------
Total current assets                            230,754       69,460
Aircraft under operating lease, net of
accumulated depreciation of $486,898
in 1996 and $47,090 in 1995                   4,407,667    4,477,120
Debt issue costs, net of accumulated
amortization of $80,097 in 1996
and $4,881 in 1995                            1,009,688      510,304
Secured notes receivable                      2,361,635            -
Other, including deferred taxes,
net of valuation allowance                      184,736            -
                                             ----------   ----------

                                             $8,194,480   $5,056,884
                                             ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade                     $      285   $    7,226
Payable - aircraft                                    -    2,901,733
Payable to affiliates                                71      223,448
Interest payable                                138,833        9,757
Maintenance reserve                               9,533            -
Prepaid rent                                          -       18,546
                                             ----------   ----------
Total current liabilities                       148,722    3,160,710
Medium-term secured bonds                     7,072,850    1,326,850
                                             ----------   ----------
Total liabilities                             7,221,572    4,487,560
                                             ----------   ----------

Preferred stock, no par value,
300,000 shares authorized, 124,815
shares issued and outstanding in 1996
and 23,415 in 1995                            1,055,835      143,235
Common stock, no par value,
1,000,000 shares authorized, 500,000 shares
issued and outstanding in 1996 and 1995         500,000      500,000
Accumulated deficit                           ( 582,927)    ( 73,911)
                                             -----------  -----------
Total shareholders' equity                      972,908      569,324
                                             -----------  -----------
                                              $8,194,480   $5,056,884
                                             ===========  ==========

See  accompanying  notes.





                                   JETFLEET III
                             Statements of Operations
                                    (Unaudited)

                      For  the          For  the  period           For  the
                   Nine  Months          from  Inception         Three  Months
                       Ended           (August  23,  1994)          Ended
                  September  30,       to  September  30,       September  30,
                        1996           1995          1996            1995

Revenues:



Rent income, net
 of finance charges   $  435,427     $      -       $  194,250   $      -
Interest income           52,133        1,277           47,714        285
                     -----------    ---------      -----------  ---------
                         487,560        1,277          241,964        285

Expenses:

Depreciation expense     439,808            -          152,966          -
Amortization expense      75,216            -           32,292          -
Interest expense         381,743            -          197,929          -
Professional fees         19,499        9,620            5,239      5,650
Management fees           70,909            -           33,045          -
General and
  administrative           9,401          850            4,919          5
                     -----------    ---------      -----------  ---------
                         996,576       10,470          426,390      5,655
                     -----------    ---------      -----------  ---------
Net loss              $( 509,016)    $( 9,193)      $( 184,426)  $( 5,370)
                     ===========    =========      ===========  =========

Weighted average
  common shares          500,000      117,946          500,000    348,370
                     ===========    =========      ===========  =========

Loss per
  common share       $    ( 1.02)   $  ( 0.08)     $    ( 0.37) $  ( 0.02)
                     ===========    =========      ===========  =========




















See  accompanying  notes.



                                 JETFLEET III
                           Statements of Cash Flows
                                 (Unaudited)

                                        For  the          For  the  period
                                      Nine  Months         from  Inception
                                          Ended          (August  23,  1994)
                                     September  30,        to September 30,
                                          1996                  1995



Net cash used in operating activities           $  ( 287,851)  $( 458,693)

Investing activities -
  Purchase of interests in an aircraft           ( 3,272,088)           -
  Loans secured by aircraft                      ( 2,361,635)           -
                                                -------------  -----------
      Net cash used in investing activities      ( 5,633,723)           -

Financing activities:
  Proceeds from issuance of medium-term
    secured bonds                                  5,746,000            -
  Debt issue costs                                 ( 574,600)           -
  Proceeds from issuance of preferred stock        1,014,000            -
  Offering costs                                   ( 101,400)           -
  Proceeds from issuance of common stock                   -      500,000
                                                -------------  -----------
     Net cash provided by financing activities     6,084,000      500,000
                                                -------------  -----------

Net increase in cash                                 162,426       41,307

Cash, beginning of period                             68,328            -
                                                -------------  -----------

Cash, end of period                             $    230,754   $   41,307
                                                =============  ===========






















See  accompanying  notes.

                                 JETFLEET III
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

1.          Basis  of  Presentation

     JetFleet III (the "Company") was incorporated in the state of California on August 23, 1994 ("Inception"). All of the Company's outstanding common stock is owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is an integrated aircraft management, marketing and financing business, and also manages, on behalf of their respective general partners, the aircraft assets of JetFleet Aircraft, L.P. and JetFleet
 Aircraft II, L.P. ("JetFleet II "), publicly offered limited partnership programs with objectives similar to the Company's. The accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.          Organization  and  Capitalization

     The Company was formed solely for the purpose of acquiring Income Producing Assets. The Company anticipates that these assets will be Equipment, consisting mainly of aircraft, aircraft engines, aircraft parts or other transportation industry equipment subject to operating or full payout leases with third parties.

     The Company received Securities and Exchange Commission ("SEC") clearance on February 3, 1995 for a public offering of up to $20,000,000 in $1,000 Series A Units (the "Offering") consisting of an $850 bond maturing on March 1, 2003 and $150 of preferred stock. Because the structure of the Offering was somewhat different than traditional bond offerings, the Company experienced a delay in obtaining clearance from the securities divisions of some key states. As a result, the Offering was restructured, and the Company received SEC clearance on September 27, 1995 for the restructured offering. In the restructured offering, the Company is offering up to $20,000,000 in $1,000 Series A Units consisting of an $850 bond maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock"). The Bonds bear an annual interest rate of 12.94% from issuance through October 31, 1998, and thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 200 basis points, but not less than 8.24%. The Company may prepay all or a portion of the outstanding principal of the Bonds at any time beginning November 1, 1998. The Preferred Stock will be issued for $10 per share and is entitled to receive 50%, in the aggregate, of any remaining proceeds after (1) the Preferred Stock has been redeemed at $10 per share and (2) the Common Stock has been redeemed at $1 per share. A dividend can only be paid on the Common Stock if a dividend has also been paid on each share of Preferred Stock in an amount equal to ten times the per-share dividend paid on the Common Stock.

                                 JETFLEET III
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

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

3.          Aircraft  Under  Operating  Lease

     deHavilland  Dash-8

     On  November  30,  1995,  the  Company  purchased  a  100%  interest in a
deHavilland DHC-8-100 Model 102 aircraft, serial number 13 ("S/N 13") from Bombardier, as agent for deHavilland, for $4,200,000 (the "Purchase Price"), payable in monthly installments as the Company raised funds in the Offering. The final monthly installment payment for S/N 13 was made on June 4, 1996. In connection with the acquisition, the Company paid a fee equal to 7.5% of the Purchase Price ($315,000) to JMC (the "S/N 13 Fee"). The Company also reimbursed JMC for approximately $17,399 in Chargeable Acquisition Expenses related to the purchase which had been paid by JMC to third parties (the "S/N 13 Costs"). During 1995, the Company paid to JMC a total of $97,406 of the S/N 13 Fee and reimbursed JMC for $9,210 of the S/N 13 Costs. During 1996, the Company paid to JMC the balance of $217,594 of the S/N 13 Fee and reimbursed JMC for $8,189 of the S/N 13 Costs.

     Immediately subsequent to the purchase of S/N 13 by the Company, S/N 13 was leased back to Bombardier for a term of 120 months at a monthly rate of $60,000 (the "S/N 13 Lease"). The S/N 13 Lease may be terminated by either party, with at least 120 days prior written notice, after the first 36 months of the lease. The aircraft is subleased by Bombardier to Air Affaires Afrique ("AAA"), a schedule and charter airline operating under Cameroon registration and French Civil Aviation Authority regulations. During the period that the Company made installment payments for the purchase of S/N 13, Bombardier retained a security interest in the aircraft. Monthly finance charges were paid to Bombardier in the form of the pro-rata rent earned on the portion of the Purchase Price remaining to be paid to Bombardier. The Company received a total of $480,000 in rent under the S/N 13 Lease during the first nine months of 1996.

                                 JETFLEET III
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

3.          Aircraft  Under  Operating  Lease  (continued)

     Fairchild  Metro  II

     On June 4, 1996, the Company purchased a 50% undivided interest in a Fairchild SA226-TC aircraft, serial number TC-370, for $335,567 ("S/N TC-370") from CMA Capital Management, Inc. ("CMACM"), an affiliate of JMC. CMACM had purchased the interest in February 1996 from Air Metro III, Inc. ("Air Metro") for the express purpose of reselling its interest to the Company when the necessary funds had been raised. JetFleet II owns the remaining 50% interest which it purchased at the same time that CMACM purchased its interest. The purchase price paid by the Company is the same price paid by CMACM ($341,750) reduced by the net rent received by CMACM during the period the aircraft was held for resale ($6,183). The Company reimbursed CMACM and JMC $4,533 and $1,561, respectively, for third party costs incurred in connection with the acquisition of the interest in the S/N TC-370. The Company also paid a brokerage fee of $20,505 to JMC. S/N TC-370 is subject to a lease with Sunbird Air Services, Ltd. for a term expiring September 30, 2000 at a monthly rate of $9,500, of which the Company is entitled to $4,750 (the "Sunbird Lease"). The Sunbird Lease contains a guaranty by Air Metro for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by the Company and JetFleet II ) (the "Sunbird Guaranty"). As part of the purchase of S/N TC-370 from CMACM, CMACM assigned its interests and obligations under the Sunbird Lease and the Sunbird Guaranty to the Company.

4.          Secured  Notes  Receivable

     On July 2, 1996, the Company loaned $800,000 to Aloha IslandAir, Inc. ("Aloha"), secured by a 100% undivided interest in the first of three deHavilland DHC-6-300 aircraft. In connection with this transaction, the Company paid JMC $58,091 in brokerage fees, and reimbursed JMC $5,560 for third party costs incurred in arranging the loan. The Security Agreement for the aircraft, DHC-6-300 Serial No. 640, contains an option for the Company to purchase the aircraft and subsequently lease it back to Aloha.

     On August 2, 1996, the Company loaned $800,000 to Aloha for the second of three aircraft, DHC-6-300 Serial No. 751 ("S/N 751"), mentioned above. In connection with this transaction, the Company paid JMC $39,020 in brokerage fees and reimbursed JMC $3,735 for third party costs incurred in arranging the loan. In connection with the loan to Aloha for S/N 751, the Company borrowed $225,000 from JMC, which was repaid as additional proceeds were raised.

     On September 16, 1996, the Company loaned $800,000 to Aloha for the third of three aircraft, DHC-6-300 Serial No. 696, mentioned above. In connection with this transaction, the Company paid JMC $71,487 in brokerage fees and reimbursed JMC $6,843 for third party costs incurred in arranging the loan.

                                 JETFLEET III
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

5.          Medium-term  secured  bonds

     As mentioned above, the Company is currently raising funds through the Offering. Each $1,000 Unit subscribed in the offering includes an $850 medium-term secured bond maturing on November 1, 2003. During November 1995, the Company reached the $500,000 minimum amount required to be raised in the Offering. Through December 31, 1995, the Company accepted subscriptions for 1,561 Units aggregating $1,561,000 in Gross Offering Proceeds from 100 Unitholders, and, pursuant to the Prospectus, subsequently issued $1,326,850 in Bonds and 23,415 shares of Preferred Stock.During the nine months ended
September 30, 1996, the Company accepted subscriptions for 6,760 Units aggregating $6,760,000 in Gross Offering Proceeds from 430 Unitholders, and, pursuant to the Prospectus, subsequently issued $5,746,000 in Bonds and 101,400 shares of Preferred Stock.The Bonds bear interest at an annual rate of 12.94% which is due and payable on a quarterly basis, in arrears, on the first business day of February, May and August and November each year.

6.          Related  Party  Transactions

     The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the first nine months of 1996, the Company accrued and paid to JMC a total of $70,909 in management fees.

     Capital Management Associates ("CMA"), an affiliate of JMC, provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may pay a portion of its management fee to CMA in connection with services rendered for the Company.

     JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. During the first nine months of 1996, the Company paid JMC a total of $406,697 in brokerage fees and reimbursed JMC for $25,788 in Chargeable Acquisition Expenses.

     As discussed in Note 3, the Company purchased a Fairchild Metro II aircraft from CMACM during the second quarter of 1996. As part of the purchase, the Company reimbursed CMACM $4,533 in Chargeable Acquisition Expenses.

     As discussed in Note 2, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. In the first nine months of 1996, the Company paid $135,200 to JMC.

                                 JETFLEET III
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

7.          Subsequent  Events

     On October 2, 1996, October 17, 1996 and November 4, 1996, the Company accepted subscriptions for 491, 324 and 575 Units, respectively, aggregating $491,000, $324,000 and $575,000, respectively, from a total of 108
Unitholders. On November 6, 1996, a portion of the net proceeds were used to purchase a Pratt & Whitney JT8D-9A engine Serial No. P-674267B for $675,000 (the "Engine") from Interglobal, Inc. ("Interglobal"). The Engine is leased back to Interglobal for sixty months at a monthly rate of $13,000. The Engine is sub-leased to and is being operated by Aero California S.A. de CV. As part of the purchase of the Engine, Interglobal assigned its rights under this sublease to the Company.

     In addition to the purchase price, the Company paid a brokerage fee of $41,239 to JMC and reimbursed JMC $5,134 for third party costs.

     After the purchase of the Engine, approximately $540,000 in net proceeds are available for investment in additional assets.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Capital  Resources  and  Liquidity

       At the end of the third quarter of 1996, the Company had cash balances
of  $230,754.    This  amount  was  held  for the interest payment made to the
Unitholders  in  November  1996  and  for  normally  recurring  expenses.

     Since Inception, the Company's source of capital has been in the form of an initial contribution from JMC, proceeds from the Offering and net rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Unitholders and to the extent expenses exceed cash flows from leases.

     JetFleet currently has available adequate reserves to meet its immediate cash requirements.

     Cash flow from operations was ($287,851) and ($458,693) for the nine months ended September 30, 1996 and for the period from Inception (August 23,
1994)  to  September  30,  1995,  respectively.    There  were  no significant
operations  in  1995  until  the  fourth  quarter.

Results  of  Operations

     The Company recorded a net loss of ($509,016) and ($9,193) or ($1.02) and ($0.08) per share for the nine months ended September 30, 1996 and for the period from Inception (August 23, 1994) to September 30, 1995, respectively, and a net loss of ($184,426) and ($5,370) or ($0.37) and ($0.02) per share for the three months ended September 30, 1996 and 1995. As mentioned above, the Company did not have significant operations until the fourth quarter of 1995. As a result of the Company raising funds in the Offering, beginning in the fourth quarter of 1995, the Company incurred considerably greater operating expenses, primarily depreciation and interest expense, in 1996. This increase in expenses was only partially offset by the receipt of rental income received from the leases on the assets purchased.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 1996.

     JETFLEET  III



     By:          /s/  Neal  D.  Crispin
                 Neal  D.  Crispin
                 Title:    President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 14, 1996.


     Signature          Title


/s/ Neal D. Crispin      President and Chairman of the
-------------------
Neal D. Crispin          Board of Directors of the Registrant





/s/ Toni M. Perazzo      Vice President-Finance and Director
-------------------
Toni M. Perazzo          of the Registrant


                                    EXHIBIT  INDEX

Exhibit  No.                        Description                       Page No.
-----------                         -----------                       --------
EX-27                          Financial Data Schedule