Form 10KSB
period 1996-12-31
JETFLEET III
filed 1997-03-31
CIK 930832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
 [ X ]    ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM             TO


                       COMMISSION FILE NUMBER 33-84336-LA


                                JETFLEET III(TM)
         (Exact name of small business issuer as specified in its charter)


            CALIFORNIA                                94-3208983
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)


     1440 CHAPIN AVENUE, SUITE 310
         BURLINGAME, CALIFORNIA                        94010
 (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:    (415) 696-3900

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Check whether the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.             YES     X               NO

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the issuer's most recent fiscal year.            $789,615
                                                              --------

On March 28, 1997 the aggregate market value of the Shares of Common Stock held by non-affiliates (computed by reference to the price at which the shares were sold) was $0.

As of March 28, 1997 the Issuer has 613,650 Shares of Common Stock and 184,095 Shares of Series A Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:        NONE

Transitional Small Business Disclosure Format (check one): Yes       No  X


                                     PART I

ITEM 1:       BUSINESS

                  JetFleet III(TM) (the "Company") was incorporated in the state of California on August 23, 1994 ("Inception"). The Company was formed solely for the purpose of offering up to $20,000,000 in $1,000 Series A Units, each Unit consisting of one $850 Bond and 15 shares of Preferred Stock (the "Offering"). Capitalized terms not defined in this report are defined in the Prospectus for the Offering and are incorporated herein by reference to the Prospectus. The proceeds of the Offering are being used to purchase Income Producing Assets ("Income Producing Assets"). The Company anticipates that these assets will consist mainly of aircraft, aircraft engines, aircraft parts or other transportation industry equipment subject to operating or full payout leases with third parties.

                  All of the Company's outstanding common stock is owned by JetFleet(TM) Management Corp. ("JMC"), a California corporation formed in January 1994 (the"Sponsor"). JMC is also the management company for the Company pursuant to the Management Agreement between JMC and the Company. JMC will have ultimate responsibility and authority for the selection of Income Producing Assets to be acquired by the Company and the management, leasing, re-leasing and/or subsequent sale of the Income Producing Assets.

                  The directors of the Company are Neal D. Crispin, Chairman and Edwin S. Nakamura, Director. The officers of the Company are Neal D. Crispin, President, Marc J. Anderson, Senior Vice President,
Frank Duckstein,  Vice President and Brian J. Ginna, Secretary.

                  The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds, reinvestment in additional Income Producing Assets and, after November 1, 2001, deposits to a sinking fund account established to facilitate repayment of principal of the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds). At the maturity date of the Bonds, the Company will pay off the outstanding principal using proceeds of the resale of the Company's Income Producing Assets, the funds in the Sinking Fund Account and/or proceeds of third-party lender refinancing. When the Company repays the entire Bond indebtedness, it may also, with such approval of its shareholders as required under California law, dissolve and liquidate all of its assets. Any remaining liquidation proceeds would be distributed to the Preferred Shareholders up to the amount of their liquidation preference, then to the Common Shareholders in an amount equal to $1.00 per share. Residual proceeds, if any, would be distributed equally between the Preferred Shareholders, as a class, and the Common Shareholders, as a class.

                  The Company received Securities and Exchange Commission ("SEC") clearance for the Offering on February 3, 1995. Because the structure of the Offering was somewhat different than traditional bond offerings, the Company experienced a delay in obtaining clearance from the securities divisions of some key states. As a result, the Offering was restructured. The Company received SEC clearance on September 27, 1995 for the Offering as amended.

                  Aircraft and aircraft engines

                  The Company owns interests in a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Fairchild Metro II SA-226-TC, serial number TC-370 ("S/N TC-370"), a Shorts SD-360, serial number S/N 3611 ("S/N 3611") and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267").

                  The Company invested approximately $1,405,000 and $5,400,000, including reimbursement for chargeable acquisition costs and and brokerage fees of approximately $106,600 and $427,800, in aircraft assets during 1995 and 1996, respectively.

                  S/N 13 is subject to a 120-month lease with the seller. The S/N 13 lease may be terminated by either party, with at least 120 days prior written notice, beginning at the end of the first 36 months of the lease.

                  S/N TC-370 is subject to a lease with a United States charter operator. The lease contains a guaranty by the seller for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by the Company and JetFleet II(TM), the co-owner of S/N TC-370).

                  S/N 3611 is subject to a 27-month lease with the seller, a British regional airline.

                  S/N 674267 is subject to a 60-month sublease between the seller and a Mexican-based regional carrier operating between the United States and Mexico.

                  Secured notes receivable

                  During July, August and September 1996, the Company loaned $2,400,000 to a United States regional carrier in three separate loans of $800,000 each. Each loan is secured by a 100% undivided interest in one of three deHavilland DHC-6-300 aircraft (collectively, the "Dash-6's"). In connection with these transactions, the Company paid chargeable acquisition expenses and brokerage fees totaling $184,736. The Security Agreement for each aircraft contains an option for the Company to purchase the aircraft and simultaneously lease it back to the seller. The Company recorded $115,146 of interest income attributable to the secured notes receivable during 1996.

                  As discussed in Note 6 to the accompanying financial statements, during January 1997, the Company exercised its options under the Security Agreement for each of the secured notes to purchase the Dash-6's.

                  The Company has many competitors in the aircraft leasing industry, including leasing companies, banks and other financial institutions and aircraft leasing partnerships. The market is highly competitive. Most of the Company's competitors have substantially greater financial and other resources than the Company.

ITEM 2:       PROPERTIES

                  The Company does not own or lease any real property, plant or materially important physical properties other than equipment under operating lease as set forth in Item 1.

                  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by the Company.


ITEM 3:       LEGAL PROCEEDINGS

                  The Company is not involved in any legal proceedings.

ITEM 4:       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5:       MARKET FOR THE COMPANY'S UNITS AND RELATED SECURITYHOLDER MATTERS

General

                 There is no established trading market for the Units and their constituent securities (collectively, the "Securities"), and none of the Securities are listed on any securities exchange.

Number of Security Holders

         Number of holders of Series A
         Units ("Unitholders") as of March 28, 1997:  753

Dividends

                  The Company has not declared a dividend on either the Preferred Stock or Common Stock since Inception. Holders of shares of Common Stock and Preferred Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The Company is not permitted to pay any dividends on the Common Stock unless the shares of Preferred Stock also receive a per share dividend equal to ten times the per share dividend paid to the Common Stock. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, and the financial condition of the Company.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Although the Company was formed during August 1994, it had no significant operations until the fourth quarter of 1995. Management's discussion and analysis, therefore, addresses changes in capital resources and results of operations for the years ended December 31, 1995 and 1996.

         Capital Resources and Liquidity

                  At the end of 1996, the Company had cash balances of $255,851. This amount was held primarily for the interest payment made to the Unitholders in February 1997 and for normally recurring expenses.

                  Since Inception, the Company's capital has come in the form of an initial contribution from JMC, proceeds from the Offering and rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Unitholders and to the extent expenses exceed cash flows from leases.

                  The Company currently has available adequate reserves to meet its immediate cash requirements.

                  Cash flow from operations decreased approximately $275,000 from 1995 to 1996. The decrease was primarily a result of paying the balance of the purchase price for S/N 13 which had been accrued at December 31, 1995 and which was paid in monthly installments during the first half of 1996.

                  If inflation in the general economy becomes significant, it may affect the Company inasmuch as the residual values and rates on re-leases of its aircraft may increase as the costs of similar assets increase. However, the Company's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation. At the same time, any significant inflation in the general economy may cause an increase in professional fees.

                  If interest rates increase significantly, the lease rates that the Company can obtain on future leases would be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

         Results of Operations

                  Rental income was $655,677 and $11,286 in 1996 and 1995. The increase was due to the rental income received as a result of the additional aircraft acquired and leased during 1996.

                  Depreciation  was $211,703  and $47,090 in 1996 and 1995,
respectively. The increase from 1995 to 1996 was due to the additional aircraft acquired during 1996.

                  Management fees were $112,009 and $5,854 in 1996 and 1995. Because management fees are based on funds raised, the increase was due to the additional funds raised by the Company during 1996. General and administrative expenses and professional fees were $41,552 and $18,649 in 1996 and 1995. The increase was a result of the Company having a full year of operations during 1996 versus one quarter in 1995.

                  The Company recorded a net loss of ($336,033) or ($0.67) per share and ($73,745) or ($0.31) per share for the years ended December 31, 1996 and 1995, respectively. As mentioned above, the Company did not have significant operations until the fourth quarter of 1995. As a result of the Company raising funds in the Offering and purchasing additional aircraft, the Company incurred considerably greater expenses in 1996. Results for 1996 included depreciation for S/N 13, which had been fully capitalized during 1995, but which was paid for in monthly installments through June 1996 and, therefore, generated gradually increased monthly rent during the year. However, the Company's secured notes receivable which were issued during 1996 generated interest income comparable to the lease rates on the Company's other assets, with no related increase in depreciation.

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


ITEM 7:       FINANCIAL STATEMENTS








                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of JetFleet III(TM)


We have audited the accompanying balance sheets of JetFleet III(TM), a California corporation, as of December 31, 1996 and December 31, 1995 and the related statements of operations, shareholder's equity and cash flows for the years ended December 31, 1996 and December 31, 1995 and for the period from Inception (August 23, 1994) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetFleet III(TM), at December 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and December 31, 1995 and for the period from Inception (August 23, 1994) to December 31, 1994, in conformity with generally accepted accounting principles.




                                          VOCKER KRISTOFFERSON AND CO.

March 4, 1997
San Mateo, California




                                JETFLEET III(TM)
                                 Balance Sheets

                                     ASSETS

                                                                             December 31,
                                                                         1996            1995

Current assets:

         Cash                                                        $   255,851      $   68,328
         Rent receivable                                                  13,000               -
         Accounts receivable                                                 658           1,132
                                                                     -----------      ----------
Total current assets                                                     269,509          69,460
                                                                     -----------      ----------

Aircraft under operating lease, net of
   accumulated depreciation of $258,793
   in 1996 and $47,090 in 1995                                         6,546,145       4,477,120
Secured notes receivable                                               2,311,146               -
Debt issue costs, net of accumulated
   amortization of $119,850 in 1996
   and $4,881 in 1995                                                  1,143,335         510,304
Other, including deferred tax asset
   net of valuation allowance                                            184,736               -
                                                                     -----------      ----------

Total assets                                                         $10,454,871      $5,056,884
                                                                     ============     ==========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:

         Accounts payable - trade                                    $    12,285      $    7,226
         Payable - aircraft                                                    -       2,901,733
         Payable to affiliates                                                71         223,448
         Interest payable                                                183,053           9,757
         Other                                                            13,271          18,546
                                                                     -----------      ----------

Total current liabilities                                                208,680       3,160,710
                                                                     -----------      ----------

Medium-term secured bonds                                              8,806,850       1,326,850
                                                                     -----------      ----------

Total liabilities                                                      9,015,530       4,487,560
                                                                     -----------      ----------

Preferred stock, no par value,
   300,000 shares authorized, 155,415 and
   23,415 issued and outstanding in 1996
   and 1995, respectively                                              1,331,235         143,235
Common stock, no par value,
   1,000,000 shares authorized, 518,050
   and 500,000 issued and outstanding in
   1996 and 1995, respectively                                           518,050         500,000
Accumulated deficit                                                     (409,944)        (73,911)

Total shareholder's equity                                             1,439,341         569,324
                                                                     -----------      ----------

Total liabilities and shareholder's equity                           $10,454,871      $5,056,884
                                                                     ===========      ==========




See accompanying notes.

                                JETFLEET III(TM)
                            Statements of Operations





                                                                                For the Period
                                                        For the Year Ended      from Inception
                                                           December 31,         (August 23, 1994)
                                                        1996           1995     to December 31, 1994
                                                        ----           ----      --------------------


Revenues:

         Rent income, net of
            finance charges                          $  655,677     $ 11,286     $     -
         Interest income                                133,938        1,200         379
                                                     ----------     --------     -------

                                                        789,615       12,486         379
                                                     ----------     --------     -------

Expenses:

         Depreciation expense                           211,703       47,090           -
         Amortization expense                           114,969        4,881           -
         Interest expense                               645,415        9,757           -
         Professional fees                               27,999       17,080         500
         Management fees                                112,009        5,854           -
         General and administrative                      13,553        1,569          45
                                                     ----------     --------     -------
                                                      1,125,648       86,231         545
                                                     ----------     --------     -------
Net loss                                              $(336,033)    $(73,745)    $  (166)
                                                     ==========     ========     =======

Weighted average common shares                          500,049      238,630      17,945
                                                     ==========     ========     =======

Net loss per common share                            $    (0.67)    $  (0.31)    $ (0.01)
                                                     ==========     ========     =======













See accompanying notes.

                                JETFLEET III(TM)
                       Statements of Shareholder's Equity
                 For the Period From Inception (August 23, 1994)
                            to December 31, 1994 and
                 for the Years Ended December 31, 1995 and 1996



                                                                                         Total
                                       Common      Preferred      Accumulated         Shareholder's
                                        Stock        Stock          Deficit             Equity


Issuance of 50,000
   shares of common stock              $ 50,000    $        -     $       -           $  50,000

Net loss for the period                       -             -          (166)               (166)
                                       --------    ----------     ---------           ---------

Balance,
   December 31, 1994                     50,000             -          (166)             49,834

Issuance of 23,415
   shares of preferred
   stock, net of offering costs               -       143,235             -             143,235
Issuance of 450,000
   shares of common stock               450,000             -             -             450,000
Net loss for the period                       -             -       (73,745)            (73,745)
                                       --------    ----------    ----------          ----------

Balance,
   December 31, 1995                    500,000       143,235       (73,911)            569,324

Issuance of 132,000
   shares of preferred
   stock, net of offering costs               -     1,188,000             -           1,188,000
Issuance of 18,050
   shares of common stock                18,050             -             -              18,050
Net loss for the period                       -             -      (336,033)           (336,033)
                                       --------    ----------    ----------          ----------

Balance,
   December 31, 1996                   $518,050    $1,331,235     $(409,944)         $1,439,341
                                       ========    ==========     =========          ==========










See accompanying notes.

                                JETFLEET III(TM)
                            Statements of Cash Flows

                                                                                                For the Period
                                                              For the Year Ended                from Inception
                                                                 December 31,                  (August 23, 1994)
                                                                   1996            1995        to December 31, 1994
                                                                   ----            ----        --------------------

Operating activities:
   Net loss                                                   $  (336,033)     $   (73,745)    $     (166)
   Adjustments to reconcile net loss to
     net cash (used)/provided by
     operating activities:
       Depreciation of aircraft                                   211,703           47,090              -
       Amortization of organization costs                         114,969            4,881              -
       Change in operating assets and liabilities:
         Rent receivable                                          (13,000)               -              -
         Accounts receivable                                          474           (1,132)             -
         Accounts payable - trade                                   5,059            6,726            500

         Payable to affiliates                                   (223,377)           5,854              -

         Interest payable                                         173,296            9,757              -
         Other assets                                            (184,736)               -              -
         Other liabilities                                         (5,275)          18,546              -
                                                              -----------      -----------        -------
     Net cash (used)/provided by
       operating activities                                      (256,925)          17,977            334
                                                              -----------      -----------        -------
Investing activities:
   Purchase of interests in aircraft                           (2,280,728)      (1,404,883)             -
   Accounts payable - aircraft                                 (2,901,733)               -              -
   Issuance of secured notes receivable                        (2,400,000)               -              -
   Payments received on
     secured notes receivable                                      88,854                -              -
                                                              -----------      -----------        -------
     Net cash used in investing activities                      7,493,607       (1,404,883)             -
                                                              -----------      -----------        -------
Financing activities:
   Proceeds from issuance of medium-term
     secured bonds                                              7,480,000        1,326,850              -
   Debt issue costs                                              (748,000)        (132,685)             -
   Proceeds from issuance of preferred stock                    1,320,000          234,150              -
   Offering costs                                                (132,000)         (23,415)             -
   Proceeds from issuance of common stock                          18,050                -         50,000
                                                              -----------      -----------        -------
     Net cash provided by financing activities                  7,938,050        1,404,900         50,000
                                                              -----------      -----------        -------
Net increase in cash                                              187,523           17,994             34
Cash, beginning of period                                          68,328           50,334              0
                                                              -----------      -----------        -------
Cash, end of period                                           $   255,851      $    68,328        $50,334
                                                              ===========      ===========        =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                   1996              1995           1994
                                                                   ----              ----           ----
     Interest (net of amount capitalized)                     $   475,687      $     1,132        $     -
     Income taxes                                                   1,783              800              -



Supplemental schedule of noncash investing and financing activities:

JMC contributed $450,000 of the total it has paid for organization and offering expenses as a common stock investment in the Company (( the "Initial Contribution"). During 1995, the Company issued 450,000 shares of common stock to JMC in return for the Initial Contribution.

The Company purchased a 100% interest in a deHavilland DHC-8 aircraft during 1995 on an installment basis for a total purchase price of $4,200,000. During 1995, the Company paid $1,298,267 towards the purchase price to the seller in connection with the financing. During 1996, the Company paid the balance of the purchase price ($2,901,733) to the seller. In addition to the payment of the purchase price, the Company paid JMC a brokerage fee of $315,000. During 1995 and 1996, the Company paid $97,406 and $217,594 of the brokerage fee to JMC.

See accompanying notes.

                                JETFLEET III(TM)
                          Notes to Financial Statements



1.                  Summary of Significant Accounting Policies


         Basis of presentation

         JetFleet III(TM) (the "Company") was incorporated in the state of California on August 23, 1994 ("Inception"). The Company was formed solely for the purpose of acquiring Income Producing Assets. The Company is currently offering up to $20,000,000 in $1,000 Series A Units (the "Offering") consisting of $850 of bonds maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock") pursuant to a prospectus dated September 27, 1995 (the "Prospectus"). All of the Company's outstanding common stock is owned by JetFleet(TM) Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is the management company for the Company, and also manages, on behalf of their respective general partners, the aircraft assets of JetFleet(TM) Aircraft, L.P. and JetFleet(TM) Aircraft II, L.P. ("JetFleet II"), publicly offered limited partnership programs which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JMC and owns a significant amount of the common stock of JMC. CMA Consolidated, Inc. ("CMA"), an affiliated California corporation owned by Mr. Crispin, provides certain
accounting and investor-related services for the Company.   CMA  Capital
Management, Inc., a subsidiary of CMA ("CMACM") purchased a Fairchild Metro aircraft in February 1996 and subsequently resold the aircraft to the Company in June 1996. The Company also has significant transactions with deHavilland Inc. ("deHavilland") and its affiliate, Bombardier Regional Aircraft Division ("Bombardier").

              Aircraft and aircraft engines under operating leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life.

                         Organization and offering costs

         Pursuant to the terms of the Prospectus, the Company pays an Organization and Offering Expense Reimbursement to JMC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement").

         JMC contributed $450,000 of the total it estimates it will pay for organization and offering expenses as a common stock investment in the Company (the "Initial Contribution"). The Company issued 450,000 shares of common stock to JMC in return for the Initial Contribution. To the extent that JMC incurs expenses in excess of the 2.0% cash limit, such excess expenses will be repaid to JMC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company can issue is limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company.

                                JETFLEET III(TM)
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies (continued)


                   Organization and offering costs (continued)

    The Company capitalized the portions of both the Reimbursement paid by the Company and the Initial Contribution related to the Bonds (85%) and amortizes such costs over the life of the Bonds (approximately eight years). The remainder of any of the Initial Contribution and Reimbursement is deducted from shareholders' equity.



                             Assets subject to lien

    The Company's obligations under the Bonds are secured by a security interest in all of the Company's right, title and interest in the Income Producing Assets acquired by the Company.



                                  Income taxes

    The Company follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards No.109 - Accounting for Income Taxes.



                                  Cash balances

    As of December 31, 1996, the Company maintained $211,741 of its cash balances in a large open-end money fund which is not federally insured.



                                Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.



2.       Aircraft and Aircraft Engines Under Operating Leases

                          Aircraft and aircraft engines

    The Company owns interests in a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Fairchild Metro II SA-226-TC, serial number TC-370 ("S/N TC-370"), a Shorts SD-360, serial number S/N 3611 ("S/N 3611") and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267").

         The Company invested approximately $1,405,000 and $5,400,000, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $106,600 and $427,800, in aircraft assets during 1995 and 1996, respectively.

                                JETFLEET III(TM)
                          Notes to Financial Statements


2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

                      Aircraft and aircraft engines leases

    S/N 13 is subject to a 120-month lease with the seller. The S/N 13 lease may be terminated by either party, with at least 120 days prior written notice, beginning at the end of the first 36 months of the lease.

    S/N TC-370 is subject to a lease with a United States charter operator operating under FAA regulations. The lease contains a guaranty by the seller for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by the Company and JetFleet II(TM), the co-owner of S/N TC-370).

    S/N 3611 is subject to a 27-month lease with the seller, a British regional airline.

    S/N 674267 is subject to a 60-month sublease between the seller and a Mexican based regional carrier which operates between the United States and Mexico.



                              Future minimum rents

    The following is a schedule of future gross minimum rental payments by year under the existing leases:


                               Year                                 Amount
                               ----                                 ------

                               1997                               $1,203,000
                               1998                                1,143,000
                               1999                                  280,500
                               2000                                  198,750
                               2001                                  143,000
                                                                  ----------
                                                                   2,968,250
                                                                  ==========


                              Detail of investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 1995 and 1996:


                                                               Accumulated
                                           Cost                Depreciation             Net

Balance,
   December 31, 1994                    $        -             $       -             $        -
Additions                                4,524,210               (47,090)             4,477,120
                                        ----------             ---------             ----------
Balance,
   December 31, 1995                     4,524,210               (47,090)             4,477,120

Additions                                2,280,728              (211,703)             2,069,025
                                        ----------             ---------             ----------
Balance,
   December 31, 1996                    $6,804,938             $(258,793)            $6,546,145
                                        ==========             =========             ==========

                                JETFLEET III(TM)
                          Notes to Financial Statements


3.       Secured notes receivable

         During July, August and September 1996, the Company loaned $2,400,000 to a United States Regional carrier in three separate loans of $800,000 each. Each loan is secured by a 100% undivided interest in one of three de Havilland DHC-6-300 aircraft. In connection with these transactions, the Company paid chargeable acquisition expenses and brokerage fees totaling $184,736. The Security Agreement for each aircraft contains an option for the Company to purchase the aircraft and subsequently lease it back to the seller. The Company recorded $115,146 of interest income attributable to the secured notes receivable during 1996.


4.       Medium-term secured bonds

         As mentioned above, the Company is currently raising funds through the Offering. Each $1,000 Unit subscribed in the offering includes an $850 medium-term secured bond maturing on November 1, 2003. During 1996, the Company accepted subscriptions for 8,800 Units aggregating $8,800,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $7,480,000 in Bonds and 132,000 shares of Preferred Stock. The Bonds bear interest at an annual rate of 12.94% which is due and payable on a quarterly basis, in arrears, on the first business day of November, February, May and August.


5.       Income taxes

         The components of the provision for income taxes for the year ended December 31, 1996 were as follows:



Current Tax Provision
       Federal                                       $       0
       State                                             1,038
                                                     ---------
       Current Tax Provision                         $   1,038
                                                     ---------

Deferred Tax Provision
       Federal                                       $(271,218)
       State                                           (48,881)
                                                     ---------
       Deferred Tax Provision                        $(320,099)
       Valuation Allowance                             320,099
                                                     ---------
Total Provision for
  Income Taxes                                       $   1,038
                                                     =========

         The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate then in effect consist of the following:



         Statutory U.S. federal income tax expense / (benefit)        $(270,257)
         State franchise tax, net of federal benefit                    (48,804)
         Valuation allowance                                            320,099
                                                                      ---------
         Actual tax expense / (benefit)                               $   1,038
                                                                      =========

                                JETFLEET III(TM)
                          Notes to Financial Statements


5.       Income taxes (continued)

         The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:



         Depreciation                                                 (73,713)
         Net operating loss carryforward                             (246,386)
         Valuation allowance                                          320,099
                                                                    ---------
         Net current and noncurrent deferred tax assets             $       0
                                                                    =========


         As of December 31, 1996 the Company has approximately $800,000 of federal operating loss carryforwards which begin to expire in 2008.

         For income tax purposes, the treatment of organization and offering costs is consistent with treatment for financial accounting purposes.

         As a result of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company is required to recognize deferred tax assets and liabilities resulting from temporary differences and operating loss and tax credit carryforwards. For the current year the Company has not recognized a deferred tax asset for its current year operating loss because based on the available evidence, it is not more likely than not that all of the deferred tax asset will be realized. In accordance with the requirements of FAS 109, the Company has recognized a valuation allowance for the deferred tax asset sufficient to reduce it to the amount more likely than not to be realized.


6.       Related Party Transactions

         The Company's Income Producing Asset portfolio will be managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1995 and 1996, the Company accrued a total of $5,854 and $112,009, respectively, in management fees due JMC. As mentioned above, CMA provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may pay a portion of its management fee to CMA in connection with services rendered for the Company.

         JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 1995 and 1996, the Company paid JMC a total of $97,406 and $385,338 in brokerage fees, respectively, and reimbursed JMC for $9,210 and $37,884, respectively, for Chargeable Acquisition Expenses. During 1996, the Company reimbursed CMACM for $4,533 for Chargeable Acquisition Expenses.

                                JETFLEET III(TM)
                          Notes to Financial Statements


6.       Related Party Transactions (continued)


         As discussed in Note 2, the Company purchased a 50% undivided interest in a S/N TC-370 during 1996. The Company purchased its interest from CMACM, which had purchased the interest in February 1996 for the express purpose of reselling the entire interest to the Company when the necessary funds had been raised. The purchase price paid by the Company is the same price paid by CMACM reduced by the net rent received by CMACM during the period the aircraft was held for resale.

         As discussed in Note 1, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. In 1995 and 1996, the Company paid $31,220 and $176,000, respectively, to JMC. In addition, during 1995, JMC contributed $450,000 of the total it estimates it will pay for organization and offering expenses as a common stock investment in the Company. On December 31, 1996, JMC purchased an additional 18,050 shares of common stock in the Company at a price of $1.00 per share in order to make its investment in common stock equal to 5% of the proceeds raised by the Company.


7.       Subsequent Events


         On January 3, 1997, February 4, 1997 and March 4, 1997, the Company accepted subscriptions for 599, 978 and 335 Units, respectively, aggregating $599,000, $978,000 and $335,000, respectively.

         On January 30, 1997 and January 31, 1997, the Company exercised its options under the Security Agreements for the three deHavilland DHC-6-300 aircraft to purchase the three aircraft and lease them back to the seller. The purchase price for each aircraft was equal to the unpaid balance, including principal and interest, on the secured note for each aircraft, which balances were paid in full by the seller immediately prior to the Company's purchase of each aircraft.

         On March 25, 1997, the Company purchased a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621") which is subject to lease with a United States regional carrier expiring on May 31, 1999.





ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

              None

                                    PART III

ITEM 9:       DIRECTORS AND EXECUTIVE OFFICERS

General

               Pursuant to a Management Agreement between the Company and JMC, JMC is responsible for most management decisions, has responsibility for supervising the Company's day-to-day operations, including compliance with legal and regulatory requirements, and is responsible for cash management and communications between the Company and the holders of Bonds and Preferred Stock. The Management Agreement authorizes JMC, in its sole discretion, to acquire, hold title to, sell, lease, re-lease or otherwise dispose of Income Producing Assets or any interest therein, on behalf of the Company when and upon such terms as JMC determines to be in the best interests of the Company, subject to certain limitations set forth in the Prospectus.

               The JMC Advisory Board, consisting of distinguished industry experts, has responsibilities including, but not limited to, attendence at meetings of the Board of Directors and its committees in a non-voting, advisory capacity, giving advice to the Directors and officers and reviewing JMC's strategic plans, financial affairs and offering advice, analysis and insight about them.



Directors and Officers


               The directors, executive officers and key employees of the Company and JMC, each of whom serves until his successor is elected and qualified, are as follows:

     Name                                            Position Held

Neal D. Crispin                         President and Chairman of the Board of
                                        Directors of the Company and JMC and
                                        Chief Financial Officer of the Company

Edwin S. Nakamura                       Director of the Company

Marc J. Anderson                        Senior Vice President of the Company
                                        and JMC

Frank Duckstein                         Vice President of the Company and JMC

Brian J. Ginna                          Secretary of the Company

Richard D. Fitzsimmons                  Member of JMC's Advisory Board

Sidney F. Gage                          Member of JMC's Advisory Board



               Neal D. Crispin, age 51, President and Chairman of the Board of Directors. He is also President and Director of JMC and Chief Executive Officer and Chairman of the Board of Directors of CMA Consolidated, Inc. ("CMA"), and the Chief Executive Officer of CMA's wholly-owned subsidiaries, Capital Management Associates, founded in 1983, and CMA Capital Management, Inc. Prior to forming CMA, Mr. Crispin was vice president - finance of an oil and gas company. Previously, Mr. Crispin had been associated with Arthur Young & Co., Certified Public Accountants. Prior to joining Arthur Young & Co., Mr. Crispin served as a management consultant, specializing in financial consulting. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JMC. He received a Bachelors degree in Economics from the University of California, Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

               Marc J. Anderson, age 60, Senior Vice President is also Senior Vice President of JMC. Mr. Anderson is in charge of portfolio management and aircraft marketing and financing. Prior to joining the Company, Mr. Anderson spent seven years as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company which is also the sponsor of syndicated investment programs. While at PLM, he established the company's first aircraft marketing group, closing in excess of 150 aircraft transactions representing over $400 million. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. During his tenure, Mr. Anderson had an average on-lease record of 96%. Previously, he was with two aircraft manufacturers where he was responsible for customer contracting, negotiation and documentation of sales agreements and leases and in obtaining debt and lease financing. Prior to that, Mr. Anderson was with several airlines in various roles of increasing responsibility.

               Frank Duckstein, age 43, Vice President is also Vice President of JMC. Mr.Duckstein is in charge of market development and remarketing of aircraft portfolios. Prior to joining the Company, Mr.Duckstein spent five years as Director of Marketing for PLM International, a transportation equipment leasing company. While at PLM, he was responsible for sales and remarketing, market research and development, both domestically and internationally, of PLM's corporate and commuter aircraft, as well as their helicopter fleet. Previously, he was with international and regional airlines operating within Europe and the U.S. with responsibility for operation, market development and sales. He was involved in the development of several turn-key, start-up operations in Berlin, Germany and the United States. Mr. Duckstein attended the Technical University of Berlin, majoring in Economics.

               Brian J. Ginna, age 28, Secretary, is Controller of CMA. Mr. Ginna has been employed with CMA in various capacities since 1991. He is responsible for day - to - day accounting, finance and cash management activities of the Company and JMC as well as assisting in portfolio management. He is also the Manager - Information Systems for CMA.
Mr. Ginna received his Bachelor's Degree in Finance from Babson College.

               Richard D. Fitzsimmons, age 72, Member of the JMC Advisory Board. He has over 38 years of experience in the aircraft industry. From 1972 until his retirement in 1983, Mr. Fitzsimmons served McDonnell Douglas Corporation in various capacities of increasing responsibility, including Director of Advanced Engineering - Commercial Programs and Director of Advanced Program Engineering. From 1970 to 1972, Mr. Fitzsimmons served as Assistant for Aeronautics, National Aeronautics and Space Council, in the Executive Office of the President of the United States, with principal responsibility for the content and preparation of a comprehensive report to the President on the aerospace manufacturing and air transport industries. Prior to 1980, Mr. Fitzsimmons spent 24 years at The Boeing Company in various positions of increasing responsibility including Director - Product Research. Mr. Fitzsimmons has served as an advisor to the Federal Aeronautics Administration. He received a Bachelor of Science degree in Aeronautical Engineering from the University of Washington in 1946.

               Sidney F. Gage, age 53, Member of JMC Advisory Board. Mr. Gage is a partner of Gage & Baumgarten, a management consulting firm specializing in strategic business planning. Previously, he was Executive Vice President and Director of Mission Resources, Inc., the managing general partner of Mission Resource Partners, an oil and gas company on the American Stock Exchange, and President of Mission Securities, Inc., its NASD broker-dealer affiliate. Mr. Gage is also a member of the advisory board of Bakersfield Energy Resources, Inc., a privately held oil and gas concern. He is a CPA with degrees from the University of Notre Dame and the Stanford University Graduate School of Business. Mr.Gage has served as a consultant to the CMA Group of companies since 1990.


Compliance with Section 16(a) of the Securities Exchange Act of 1934


               Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of the Company's Units, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Units and other equity securities of the Company. Officers and directors and 10% Unitholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

               To the Company's knowledge, based solely upon a review of Forms 3 furnished to the Company pursuant to Rule 16a-3(e) during 1996, no person who, at any time during 1996, was an officer or director or beneficial owner of more than 10% of the Units failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) during 1996 or prior years.


ITEM 10:  EXECUTIVE COMPENSATION


               The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 1995 and 1996. Because the Company had no significant operations until the fourth quarter of 1995, no compensation was paid to JMC or related parties during 1994.

         Compensation

               The Company's Income Producing Asset portfolio are managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1995 and 1996, the Company accrued a total of $5,854 and $112,009 in management fees due JMC. As mentioned above, CMA provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may reallow a portion of its management fee to CMA in connection with services rendered for the Company.

               JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee shall not exceed the fair market value of the asset based on appraisal. The Company paid JMC a total of $97,406 and $385,338 in brokerage fees and reimbursed JMC for $9,210 and $37,884 in Chargeable Acquisition Expenses during 1995 and 1996, respectively.

               The Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement"). In 1995, the Company paid $31,220 to JMC and issued 450,000 shares of common stock to JMC in relation to the Reimbursement. During 1996, the Company paid $176,000 to JMC.

               Crispin   Koehler   Securities   (formerly   CKS   Securities,
Incorporated), a member of the National Association of Securities Dealers, Inc. and a related party of JMC, serves as underwriter of the Offering and, as such, receives retail commissions and underwriter, due diligence and marketing fees, portions of which are paid to third parties. The Company paid Crispin Koehler Securities a total of $124,880 and $704,000 in commissions and underwriter, due diligence and marketing fees during 1995 and 1996, respectively.


ITEM 11:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                No person is known to the Company to be the beneficial owner of more than 5% of the Units. No officer or director of JMC or any of its related parties beneficially owns any Units.

                Mr. Crispin and Ms. Perazzo collectively own 91% of the issued and outstanding common stock of JMC. Richard D. Koehler, the President of Crispin Koehler Securities, owns the remaining 9% of JMC which, in turn, owns 100% of the issued and outstanding common stock of the Company.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                Crispin Koehler Securities, the managing broker-dealer of the Offering, is a wholly-owned subsidiary of Crispin Koehler Holding Corp. Crispin Koehler Securities was formerly named CKS Securities, Incorporated, but changed its name in connection with its sale by CMA Capital Corporation during 1996. Crispin Koehler Holding Corp., in turn, is owned 9% and 91% by Messrs Crispin and Koehler, respectively. Crispin Koehler Securities has acted as the dealer-manager with respect to the vast majority of the prior programs sponsored by related parties of JMC.

                CMA Consolidated, Inc., which provides certain administrative services for the Company, is owned 100% by Mr. Crispin.

                Over the term of the Offering, compensation will be paid to JMC for non-accountable organization and offering costs, management fees, brokerage fees and remarketing fees and to Crispin Koehler Securities for sales commissions, investment banking and due diligence fees in accordance with the Prospectus dated September 27, 1995.

                                     PART IV


ITEM 13:  EXHIBITS AND FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


     (a)      Financial Statements and Schedules

        (1)     Financial Statements for JetFleet III(TM)

                Report of Independent Auditors - Vocker Kristofferson and Co.
                 Balance Sheets as of December 31, 1996 and 1995
                 Statements of Operations for the years ended December 31, 1996 and 1995 and for the Period from Inception (August 23, 1994) to December 31, 1994
                Statements of Shareholder's for the year ended December 31, 1995 and for the Period from Inception (August 23, 1994) to December 31, 1994
                Statements of Cash Flows for the years ended December 31, 1996 and 1995 and for the Period from Inception (August 23, 1994) to December 31, 1994
                Notes to Financial Statements


        (2)      Schedules:
                         All schedules have been omitted since the required information is presented in the financial statements or is not applicable.


    (b)    Reports on Form 8-K for the Fourth Quarter of 1996

              None

    (c)    Exhibits

              None

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act,the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                               JETFLEET III(TM)

                                               By:


                                                     By: /s/ Neal D. Crispin
                                                          Neal D. Crispin
                                                          Title:  President


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.

             Signature                                Title




         /s/ Neal D. Crispin                President and Chairman of the
         Neal D. Crispin                    Board of Directors of the Registrant
                                            Chief Financial Officer