Form 10-Q
period 1997-03-31
JETFLEET III
filed 1997-05-15
CIK 930832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from      to




Commission File Number:  33-84336-LA


                    JetFleet III
(Exact name of small business issuer as specified in its charter)


                    California
           (State or other jurisdiction
         of incorporation or organization)

                    1440 Chapin Avenue, Suite 310
                        Burlingame, California
                 (Address of principal executive office)
                              94010
                           (Zip Code)
     Issuer's telephone number, including area code:    (415) 696-3900
                          94-3208983
               (I.R.S. Employer Identification No.)


Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements
for the past 90 days.    Yes    X        No


On May 14, 1997, 613,650 shares of common stock and 195,030 shares of preferred stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes    No    X

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                             JETFLEET III
                            Balance Sheets

ASSETS

                                              March 31,    December 31,
                                                1997            1996
                                             (Unaudited)
                                               -----           -----
Current assets:
        Cash                                 $  1,180,552   $    255,851
        Rent receivable                            35,500         13,000
        Accounts receivable                             -            658
                                             ------------   ------------
        Total current assets                    1,216,052        269,509

Aircraft under operating lease, net of
    accumulated depreciation of
    $352,234 in 1997 and $258,793 in 1996       9,923,218     6,546,145
Secured notes receivable                                -     2,311,146
Debt issue costs, net of accumulated
    amortization of $165,950 in 1997
    and $119,850 in 1996                        1,259,755     1,143,335
Other                                              65,000       184,736
                                            -------------  ------------
                                            $  12,464,025  $ 10,454,871
                                            =============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable - trade            $       8,524  $     12,285
        Payable to affiliates                       4,513            71
        Interest payable                          217,165       183,053
        Prepaid rent                               63,300             -
        Other                                      30,278        13,271
                                            -------------  ------------
Total current liabilities                         323,780       208,680

Medium-term secured bonds                      10,432,050     8,806,850
                                            -------------  ------------
Total liabilities                              10,755,830     9,015,530

Preferred stock, no par value,
    300,000 shares authorized, 184,095
    and 155,415 issued and outstanding
    in 1997 and 1996, respectively              1,589,355    1,331,235
Common stock, no par value,
    1,000,000 shares authorized, 613,650
    and 518,050 issued and outstanding in
    1997 and 1996, respectively                   613,650      518,050
Accumulated deficit                              <494,810>    <409,944>
                                            -------------     -----------
Total shareholders' equity                     1,708,195        1,439,341
                                            -------------     -----------
                                            $  12,464,025    $ 10,454,871
                                            =============    ==============

See accompanying notes.

JETFLEET III
                          Statements of Operations
                                  (Unaudited)

                                              For the Three Months
                                                  Ended March 31,
                                              1997                1996
                                              -----              ------
Revenues:

        Rent income, net of finance charges   $    385,544    $    79,242
        Interest income                             40,650              -
                                             -------------     ------------
                                                   426,194        79,242
                                             -------------     ------------
Expenses:

        Depreciation expense                        93,441        141,421
        Amortization expense                        46,100         18,130
        Interest expense                           317,257         59,695
        Professional fees                            6,334          6,260
        Management fees                             47,441         13,744
    General and administrative                         488          3,808
                                                   511,061        243,058
                                             -------------     ------------
Net loss                                     $    <84,867>    $    <163,816>
                                              ===========    ==============
Weighted average common shares                    547,792        500,000
                                              ===========    ==============
Loss per common share                         $    <0.15>    $    <0.33>
                                              ===========    ==============





















See accompanying notes.

JETFLEET III
                                Statements of Cash Flows
                                    (Unaudited)

                                            For the Three Months
                                               Ended March 31,
                                             1997            1996

Net cash  provided/<used> by
   operating activities                    $    99,851       $ <68,056>

Investing activities -
    Purchase of interests in aircraft        <991,550>        <1,162,605>

Financing activities:
    Proceeds from issuance of medium-term
        secured bonds                        1,625,200        1,179,800
    Debt issue costs                         <162,520>        <117,980>
    Proceeds from issuance of
       preferred stock                        286,800           208,200
    Offering costs                            <28,680>          <20,820>
    Proceeds from issuance of common stock     95,600                 -
                                         -------------     ------------
        Net cash provided by
             financing activities          1,816,400          1,249,200
                                         -------------     ------------
Net increase in cash                          924,701            18,539
                                         -------------     ------------
Cash, beginning of period                     255,851            68,328

Cash, end of period                    $    1,180,552       $    86,867
                                       ==============    ==============

Supplemental schedule of noncash investing and financing activities:
During the first quarter of 1997, the Company exercised its option to purchase three aircraft which previously served as collateral for loans made by the Company during 1996. The purchase price for the three aircraft was equal to the unpaid balance, including principal and interest totalling $2,294,228, on the secured note for each aircraft, which balances were paid in full by the seller immediately prior to the Company's purchase of each aircraft.













See accompanying notes.

JETFLEET III
Notes to Financial Statements
March 31, 1997
(Unaudited)

1.    Basis of Presentation

    JetFleet III (the Company) was incorporated in the state of California on August 23, 1994
("Inception"). All of the Companys outstanding stock is owned by JetFleet Management Corp.
("JMC"), a California corporation formed in January 1994. JMC is an integrated aircraft management, marketing and financing business, and also manages, on behalf of their respective general partners, the aircraft assets of JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P., publicly offered limited partnership programs with objectives similar to the Company's. The accompanying balance sheets at March 31, 1997 and December 31, 1996 and statements of operations and cash flows for the quarters ended March 31, 1997 and 1996 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31,
1996.

2.    Organization and Capitalization

    The Company was formed solely for the purpose of acquiring Income Producing Assets. The
Company anticipates that these assets will be Equipment, consisting mainly of aircraft, aircraft engines, aircraft parts or other transportation industry equipment subject to operating or full payout leases with third parties.

    The Company is currently offering up to $20,000,000 in $1,000 Series A Units (the "Offering") consisting of $850 of bonds maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock") pursuant to a prospectus dated September 27, 1995 (the
"Prospectus"). The Bonds bear an annual interest rate of 12.94% from issuance through October
31, 1998, and thereafter, a variable rate, adjusted annually on November 1, equal to the one-year
United States Treasury bill rate plus 200 basis points, but not less than 8.24%. The Company may prepay all or a portion of the outstanding principal of the Bonds at any time beginning November
1, 1998. The Preferred Stock is issued for $10 per share and is entitled to receive 50%, in the aggregate, of any remaining proceeds after (1) the Preferred Stock has been redeemed at $10 per share and (2) the Common Stock has been redeemed at $1 per share. A dividend can only be paid on the Common Stock if a dividend has also been paid on each share of Preferred Stock in an amount equal to ten times the per-share dividend paid on the Common Stock. All of the
Company's outstanding common stock is owned by JMC.

    JMC has incurred certain costs in connection with the organization of the Company and the
Offering. The Company will pay an Organization and Offering Expense Reimbursement (the
"Reimbursement") to JMC in an amount up to 2.0% of Aggregate Offering Proceeds. The
Reimbursement is limited to $400,000 or the amount paid by JMC in excess of $450,000, whichever is less. JMC contributed $450,000 of the total it estimates it will pay for organization and offering expenses as a common stock investment in the Company (the "Initial Contribution").
The Company issued 450,000 shares of common stock to JMC in return for the Initial
Contribution. To the extent that JMC incurs expenses in excess of the 2.0% cash limit, such excess expenses will be repaid to JMC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company can issue is limited according to the amount of Aggregate Gross Offering Proceeds raised by the

JETFLEET III
Notes to Financial Statements
March 31, 1997
(Unaudited)

2.    Organization and Capitalization (continued)

Company. The Company capitalized the portions of both the Reimbursement paid by the
Company and the Initial Contribution related to the Bonds (85%) and amortizes such costs over the life of the Bonds (approximately 8 years). The remainder of any of the Initial Contribution and
Reimbursement is deducted from shareholders equity.

    On December 31, 1996 and March 4, 1997, JMC purchased an additional 18,050 and 95,600 shares of common stock, respectively, in the Company at a price of $1.00 per share in order to make its investment in common stock equal to 5% of the proceeds raised by the Company.

3.    Aircraft and Aircraft Engines Under Operating Leases

    Aircraft and aircraft engines

    The Company owns interests in a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a
Fairchild Metro II SA-226-TC, serial number TC-370 ("S/N TC-370"), a Shorts SD-360, serial number S/N 3611 ("S/N 3611"), a Fairchild Metro III SA227-AC, serial number AC621 ("S/N
AC621"), three deHavilland DHC-6-300 aircraft (the "Dash-6's") and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267").

    The Company invested approximately $992,000, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $77,000, in aircraft assets during the first quarter of 1997. The Company also exercised its option to purchase three aircraft which previously served as collateral for loans made by the Company during 1996.
The purchase price
for the three aircraft was equal to the unpaid balance, including principal and interest, on the secured note for each aircraft, which balances were paid in full by the seller immediately prior to the Company's purchase of each aircraft.

    Aircraft and aircraft engines leases

    S/N 13 is subject to a 120-month lease with the seller. The S/N 13 lease may be terminated by either party, with at least 120 days prior written notice, beginning at the end of the first 36 months of the lease.

    S/N TC-370 is subject to a lease with a United States charter operator operating under FAA regulations. The lease contains a guaranty by the seller for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by the Company and JetFleet
II, the co-owner of S/N TC-370).

    S/N 3611 is subject to a 27-month lease with the seller, a British regional airline.

    S/N AC621 is subject to a three year lease with a regional carrier in Alaska.

    The Dash-6's are subject to a 48-month lease with a United States regional carrier.

    S/N 674267 is subject to a 60-month sublease between the seller and a Mexican based regional carrier which operates between the United States and Mexico.

JETFLEET III
Notes to Financial Statements
March 31, 1997
(Unaudited)

4.    Medium-term secured bonds

    As mentioned above, the Company is currently raising funds through the Offering. Each
$1,000 Unit subscribed in the offering includes an $850 medium-term secured bond maturing on
November 1, 2003. During the first quarter of 1997, the Company accepted subscriptions for
1,912 Units aggregating $1,912,000 in Gross Offering Proceeds and, pursuant to the Prospectus, issued $1,625,200 in Bonds and 28,680 shares of Preferred Stock.

5.    Related Party Transactions

    The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Companys Aggregate
Gross Proceeds received through the last day of such quarter. In the first quarter of 1996 and
1997, the Company accrued a total of $13,744 and $47,441, respectively, in management fees due
JMC.

    Capital Managment Associates ("CMA"), an affiliate of JMC, provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may pay a portion of its management fee to CMA in connection with services rendered for the
Company.

    JMC receives a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction and provided that the total of the Aggregate Purchase Price plus the brokerage fee does not exceed the fair market value of the asset based on appraisal. During the first quarter of
1996 and 1997, the Company paid JMC a total of $131,289 and $77,622, respectively, in brokerage fees, and reimbursed JMC for $8,189 and $3,350, respectively, in Chargeable
Acquisition Expenses.

    As discussed in Note 2, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. In the first quarter of 1996 and 1997, the
Company paid $42,080 and $38,240, respectively, to JMC.

    Crispin Koehler Securities (formerly CKS Securities, Incorporated), a member of the National
Association of Securities Dealers, Inc. and a related party of JMC, serves as underwriter of the
Offering and, as such, receives retail commissions and underwriter, due diligence and marketing fees, portions of which are paid to third parties. The Company paid Crispin Koehler Securities a total of $168,320 and $152,960 in commissions and underwriter, due diligence and marketing fees during the first quarter of 1996 and 1997, respectively.

6.    Subsequent Events

    On April 2, 1997 and May 2, 1997 the Company accepted subscriptions for 378 and 351 Units, respectively, aggregating $378,000 and $351,000, respectively. The offering period closed during
May 1997, and the Company expects to accept subscriptions for additional Units upon receipt of the proceeds for all remaining subscriptions. Management is negotiating the purchase of an asset using the proceeds from the April and May closings, as well as excess cash reserves.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

    At the end of the first quarter of 1997, the Company had cash balances of $1,180,552. This amount was held for the interest payment made to the Unitholders in May 1997, for the purchase of additional aircraft and for normally recurring expenses.

    Since Inception, the Company's source of capital has come in the form of an initial contribution from JMC, proceeds from the Offering and rental revenue from the Income Producing Asset purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Unitholders and to the extent expenses exceed cash flows from leases.

    JetFleet currently has available adequate reserves to meet its immediate cash requirements.

    1997 versus 1996

    Cash flow from operations was $99,851 and ($68,056) for the quarters ended March 31, 1997 and 1996, respectively. The increase from year to year was due to a decrease in net loss of approximately $79,000, discussed below, and a decrease in payables to affiliates of approximately
$83,000.

Results of Operations

    The Company recorded a net loss of ($84,867) or ($0.15) per share and ($163,816) or ($0.33)
per share for the quarters ended March 31, 1997 and 1996, respectively. The decreased loss was a result of lease-related revenue from additional assets purchased during 1996 and the first quarter of
1997, as well as a higher average lease rate. These increases were only partially offset by a related increase in interest expense and management fees.

    1997 versus 1996

    Rental income was $385,544 and $79,242 for the quarters ended March 31, 1997 and 1996, respectively. The increase from 1996 to 1997 was due to the rental income received as a result of the purchase of additional aircraft. In the first quarter of 1997, the Company also recorded
$23,882 of interest income attributable to secured loans which were made by the Company during the second half of 1996.

    Depreciation was $93,441 and $141,421 in the quarters ended March 31, 1997 and 1996, respectively. The decrease from 1996 to 1997 was due to a change in estimate of the salvage value of S/N 13, which change was only partially offset by depreciation associated with the additional assets purchased during 1996 and the first quarter of 1997.

    Management fees were $47,441 and $13,744 in the quarters ended March 31, 1997 and 1996, respectively. The increase in management fees was due to the additional proceeds raised by the
Company in the Offering during 1996 and the first quarter of 1997. General and administrative expenses and professional fees decreased from $10,068 in the quarter ended March 31, 1996 to
$6,822 in the quarter ended March 31, 1997, as a result of lower miscelleneous expenses incurred by the Company.

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

SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on
May 14, 1997.

    JETFLEET III

By:                           /s/ Neal D. Crispin
                              -------------------
                              Neal D. Crispin
                              Title:  President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 14, 1997.

Signature                  Title


/s/ Neal D. Crispin        President and Chairman of the
---------------            Board of Directors of the Registrant
Neal D. Crispin            Chief Financial Officer


EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule