Form 10QSB
period 1997-06-30
JETFLEET III
filed 1997-08-14
CIK 930832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

or

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




Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No


On August 14, 1997, 815,200 shares of common stock and 195,465 shares of preferred stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

JETFLEET III
Balance Sheets

ASSETS

                                            June 30,    December 31,
                                              1997          1996
                                             ------        -------
                                          (Unaudited)
<BTB>
Current assets:
        Cash                           $    2,041,415    $    255,851
        Rent receivable                        55,864          13,000
        Accounts receivable                         -             658
                                          -----------     -----------
        Total current assets                2,097,279         269,509
                                          -----------     -----------

Aircraft under operating lease, net of
    accumulated depreciation of
    $475,672 in 1997 and $258,793 in 1996   9,799,780       6,546,145
Secured notes receivable                            -       2,311,146
Debt issue costs, net of accumulated
    amortization of $215,807 in 1997
    and $119,850 in 1996                    1,274,328       1,143,335
Other                                          65,000         184,736
                                           ----------     -----------
                                       $   13,236,387    $ 10,454,871
                                        =============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable - trade       $          539    $    12,285
        Payable to affiliates                  53,379             71
        Interest payable                      238,498        183,053
        Prepaid rent                           63,300              -
        Maintenance reserves                  101,929              -
        Other                                       -         13,271
                                           ----------    -----------
        Total current liabilities             457,645        208,680
Medium-term secured bonds                  11,076,350      8,806,850
                                           ----------    -----------
Total liabilities                          11,533,995      9,015,530

Preferred stock, no par value,
    300,000 shares authorized, 195,465
    and 155,415 issued and outstanding
    in 1997 and 1996, respectively          1,691,685      1,331,235
Common stock, no par value,
    1,000,000 shares authorized, 613,650
    and 518,050 issued and outstanding in
    1997 and 1996, respectively               613,650        518,050
Accumulated deficit                          (602,943)      (409,944)
                                           ----------    -----------

Total shareholders' equity                  1,702,392      1,439,341
                                           ----------    -----------
                                        $  13,236,387   $ 10,454,871
                                          ===========    ===========

See accompanying notes.


JETFLEET III
Statements of Operations
(Unaudited)

                         For the Six Months For the Three Months
                             Ended June 30,    Ended June 30,
                             1997    1996       1997    1996
                             -----   -----      -----   ------
Revenues:
<BTB>
      Rent income, net of
         finance charges $ 858,194  $ 241,177 $ 472,650 $ 161,935
      Interest income       44,663      4,419     4,013     4,419
                          --------  --------- --------- ---------
                           902,857    245,596   476,663   166,354
                          --------  --------- --------- ---------

Expenses:

      Depreciation expense 216,879    286,842   123,438   145,421
      Amortization expense  95,957     42,924    49,856    24,794
      Interest expense     675,141    183,814   357,885   124,119
      Professional fees      7,774     14,260     1,440     8,000
      Management fees       96,307     37,864    48,866    24,120
      General and
          administrative     3,798      4,482     3,310       674
                          --------  --------- --------- ---------
                         1,095,856    570,186   584,795   327,128
                          --------  --------- --------- ---------
Net loss                $ (192,999) $(324,590)$(108,132)$(160,774)
                          ========  ========= ========= =========
Weighted average
      common shares        580,903    500,000   613,650   500,000
                          ========  ========= ========= =========
Loss per common share   $    (0.33) $   (0.65)$   (0.18)$   (0.32)
                          ========  ========= ========= =========





















See accompanying notes.



JETFLEET III
Statements of Cash Flows
(Unaudited)


                                           For the Six Months
                                             Ended June 30,
                                             1997       1996
<BTB>                                        ----       ----

Net cash provided/(used) by
        operating activities            $  278,514   $ (151,092)

Investing activities -
    Purchase of interests in aircraft     (991,550)  (3,272,088)

Financing activities:
    Proceeds from issuance of medium-term
        secured bonds                    2,269,500    3,346,450
    Debt issue costs                      (226,950)    (334,645)
    Proceeds from issuance of
        preferred stock                    400,500      590,550
    Offering costs                         (40,050)     (59,055)
    Proceeds from issuance of common stock  95,600            -
                                        ----------    ---------
        Net cash provided by
            financing activities         2,498,600    3,543,300
                                        ----------    ---------
Net increase in cash                     1,785,564      120,120

Cash, beginning of period                  255,851       68,328
                                        ----------    ---------
Cash, end of period                   $  2,041,415  $   188,448
                                        ==========    =========

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

















See accompanying notes.


JETFLEET III
Notes to Financial Statements
June 30, 1997
(Unaudited)

1.    Basis of Presentation

    JetFleet III (the "Company") was incorporated in the state of California on August 23, 1994 ("Inception"). All of the Company's outstanding stock is owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is an integrated aircraft management, marketing and financing business, and also manages, on behalf of their respective general partners, the aircraft assets of JetFleet Aircraft, L.P.and JetFleet Aircraft II, L.P., publicly offered limited partnership programs with objectives similar to the Company's. The accompanying balance sheets at June 30, 1997 and December 31, 1996 and statements of operations and cash flows for the six months and three months ended June 30, 1997 and 1996 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.    Organization and Capitalization

    The Company was formed solely for the purpose of acquiring
Income Producing Assets. The Company anticipates that these assets will be Equipment, consisting mainly of aircraft, aircraft engines, aircraft parts or other transportation industry equipment subject to operating or full payout leases with third parties.

    Between September 1995 and April 1995, the Company raised $13,031,000 in $1,000 Series A Units (the "Offering") consisting of $850 of bonds maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock") pursuant to a prospectus dated September 27, 1995 (the "Prospectus"). The Bonds bear an annual interest rate of 12.94% from issuance through October 31, 1998, and thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 200 basis points, but not less than 8.24%. The Company may prepay all or a portion of the outstanding principal of the Bonds at any time beginning November 1, 1998.
The Preferred Stock is issued for $10 per share and is entitled to receive 50%, in the aggregate, of any remaining proceeds after (1) the Preferred Stock has been redeemed at $10 per share and (2) the Common Stock has been redeemed at $1 per share. A dividend can only be paid on the Common Stock if a dividend has also been paid on each share of Preferred Stock in an amount equal to ten times the per-share dividend paid on the Common Stock. All of the Company's outstanding common stock is owned by JMC.

    JMC has incurred certain costs in connection with the organization of the Company and the Offering. The Company will pay an Organization and Offering Expenses reimbursement (the "Reimbursement") to JMC in an amount up to 2.0% of Aggregate Offering Proceeds. The Reimbursement is limited to $400,000 or the amount paid by JMC in excess of $450,000, whichever is less. JMC contributed $450,000 of the total it estimates it will pay for organization and offering expenses as a common stock investment in the Company (the "Initial Contribution"). The Company issued 450,000 shares of common stock to JMC in return for the Initial Contribution. To the extent that JMC incurs expenses in excess of the 2.0% cash limit, such excess expenses will be repaid to JMC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company can issue is limited according to the amount of Aggregate Gross Offering Proceeds raised by the

JETFLEET III
Notes to Financial Statements
June 30, 1997
(Unaudited)

2.    Organization and Capitalization (continued)

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

    The Company invested approximately $992,000, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $77,000, in aircraft assets during the first six months of 1997. The Company also exercised its option to purchase three aircraft which previously served as collateral for loans made by the Company during 1996. The purchase price for the three aircraft was equal to the unpaid balance, including principal and interest, on the secured note for each aircraft, which balances were paid in full by the seller immediately prior to the Company's purchase of each aircraft.

    Aircraft and aircraft engines leases

    S/N 13 is subject to a 120-month lease with the seller.  The
S/N 13 lease may be terminated by either party, with at least 120 days prior written notice, beginning at the end of the first 36 months of the lease.

    S/N TC-370 is subject to a lease with a United States charter operator operating under FAA regulations. The lease contains a guaranty by the seller for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by the Company and JetFleet II, the co-owner of S/N TC-
370).

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





JETFLEET III
Notes to Financial Statements
June 30, 1997
(Unaudited)

4.    Medium-term secured bonds

    As mentioned above, the Company raised funds through the Offering which closed during April 1997. Each $1,000 Unit subscribed in the offering includes an $850 medium-term secured bond maturing on November 1, 2003. During the second quarter of 1997, the Company accepted subscriptions for 758 Units aggregating $758,000 in Gross Offering Proceeds and, pursuant to the Prospectus, issued $644,300 in Bonds and 11,370 shares of Preferred Stock.

5.    Related Party Transactions

    The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the first six months of 1997 and 1996, the Company accrued a total of $96,307 and $37,864, respectively, in management fees due JMC.

    Capital Management Associates ("CMA"), an affiliate of JMC, provides certain administrative services to the Company. The does not reimburse CMA for those services. JMC may pay a portion of its management fee to CMA in connection with services rendered for the Company.

    JMC receives a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction and provided that the total of the Aggregate Purchase Price plus the brokerage fee does not exceed the fair market value of the asset based on appraisal. During the first six months of 1997 and 1996, the Company paid JMC a total of $73,200 and $238,099, respectively, in brokerage fees, and reimbursed JMC for $3,350 and $9,750, respectively, in Chargeable Acquisition Expenses.

    As discussed in Note 2, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. In the first six months of 1997 and 1996, the Company paid $53,400 and $78,740, respectively, to JMC.

    Crispin Koehler Securities (formerly CKS Securities, Incorporated), a member of the National Association of Securities Dealers, Inc. and a related party of JMC, serves as underwriter of the Offering and, as such, receives retail commissions and underwriter, due diligence and marketing fees, portions of which are paid to third parties. The Company paid Crispin Koehler Securities a total of $213,600 and $314,960 in commissions and underwriter, due diligence and marketing fees during the first six months of 1997 and 1996, respectively.

5.    Subsequent Events

    During July 1997, JetFleet III purchased 100% and 50% undivided interests in two Shorts 360 aircraft, serial numbers SH3656 ("S/N SH3656") and SH3676 ("S/N SH3676"), respectively.
The remaining undivided interest in SH3676 is owned by AeroCenturyIV, Inc., an affiliate of JetFleet III. Both aircraft are subject to a 48-month lease with a regional carrier in the United Kingdom.

    As discussed in Note 2, JMC is entitled to receive Excess Stock in the Company, issued at a price of $1.00 per share, as repayment for Organization and Offering Expenses it incurs in excess of the 2.0% Reimbursement. Pursuant to this arrangement, on August 11, 1997, the Company issued an additional 201,550 shares of common stock in the Company to JMC, as repayment of an equal amount of expenses incurred by JMC.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

    At the end of the second quarter of 1997, the Company had cash balances of $2,041,415. This amount was held for the interest payments to the Unitholders, for the purchase of additional aircraft in July 1997 and for normally recurring expenses.

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

    1997 versus 1996

    Cash flow from operations was $278,514 and ($151,092) for thesix months ended June 30, 1997 and 1996, respectively. The increase from year to year was partially due to a decrease in net loss of approximately $132,000, discussed below. During 1997, JetFleet III had cash inflows of approximately $89,000 and $63,000 for maintenance reserves and prepaid rent, respectively, and payments on receivables of approximately $18,000. JetFleet III also recorded payables of $97,000, which was offset by recording receivables of $108,000. During 1996, JetFleet III had cash outflows of approximately $165,000 as a result of a net change in payables, with no offsetting cash inflows.

Results of Operations

    The Company recorded net losses of ($192,999) or ($0.33) per share and ($324,590) or ($0.65) per share for the six months ended June 30, 1997 and 1996, respectively and ($108,132) or ($0.18) per share and ($160,774) or ($0.32) per share for the three months ended June 30, 1997 and 1996, respectively. The decreased loss was a result of lease-related revenue from additional assets purchased during the latter part of 1996 and the first quarter of 1997, as well as a higher average lease rate. These increases were only partially offset by a related increase in interest expense and management fees.

    1997 versus 1996

    Rental income increased approximately $617,000 and $311,000 for the six and three month periods. The increase from 1996 to 1997 was due to the rental income received as a result of the purchase of additional aircraft. During the first quarter of 1997, the Company also recorded $23,882 of interest income attributable to secured loans which were made by the Company during the second half of 1996. As discussed in Note 3, during the first quarter of 1997, JetFleet III exercised its purchase options for the three aircraft which previously served as collateral for the secured loans and capitalized its investment in the three aircraft.

    Depreciation was approximately $70,000 and $22,000 lower in the six and three month periods ended June 30, 1997, respectively, than in the same periods of 1996. The decrease from 1996 to 1997 was due to a change in estimate of the residual value of S/N 13, which change was only partially offset by depreciation associated with the additional assets purchased during 1996 and the first quarter of 1997.




    Management fees increased approximately $58,000 and $25,000 for the six and three month periods ended June 30, 1997, over the same periods in 1996. The increase in management fees was due to the additional proceeds raised by the Company in the Offering during 1996 and 1997.

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



SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1997.

    JETFLEET III

    By:        /s/ Neal D. Crispin
                ------------------
                 Neal D. Crispin
                 Title:  President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August 14, 1997.

    Signature    Title


/s/ Neal D. Crispin             President and Chairman of the
-------------------------       Board of Directors of the Registrant
Neal D. Crispin                 Chief Financial Officer



EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule