Form 10QSB
period 1997-09-30
JETFLEET III
filed 1997-11-14
CIK 930832

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to


COMMISSION FILE NUMBER:  33-84336-LA


                          JETFLEET III
(Exact name of small business issuer as specified in its charter)


    CALIFORNIA                                94-3208983
    (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)     Identification No.)


    1440 Chapin Avenue, Suite 310                94010
    Burlingame, California                     (Zip Code)
    (Address of principal executive office)

    Issuer's telephone number, including area code:
      (650) 696-3900

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements
for the past 90 days.    Yes    /X/          No    / /


On November 12, 1997, 815,200 shares of common stock and 195,465 shares of preferred stock were outstanding.

Transitional Small Business Disclosure Format (check one):
    Yes / /       No    /X/

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                           JETFLEET III
                           Balance Sheets

ASSETS

                                     September 30,    December 31,
                                         1997            1996
                                        ------          ------
                                      (Unaudited)
<BTB>
Current assets:
        Cash                          $    552,751    $    255,851
        Rent receivable                     64,056          13,000
        Accounts receivable                 37,848             658
                                        ----------      ----------
        Total current assets               654,655         269,509
                                        ----------      ----------

Aircraft under operating lease, net of
    accumulated depreciation of $622,310
in 1997 and $258,793 in 1996            11,323,542       6,546,145
Secured notes receivable                         -       2,311,146
Debt issue costs, net of accumulated
    amortization of $270,678 in 1997
    and $119,850 in 1996                 1,390,775       1,143,335
Other                                       65,000         184,736
                                        ----------      ----------
                                     $  13,433,972    $ 10,454,871
                                        ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable - trade     $      15,240    $     12,285
        Payable to affiliates               53,378              71
        Interest payable                   238,880         183,053
        Prepaid rent                        63,300               -
        Maintenance reserves               132,787               -
        Other                                    -          13,271
                                        ----------      ----------
        Total current liabilities          503,585         208,680
Medium-term secured bonds               11,076,350       8,806,850
                                        ----------      ----------
Total liabilities                       11,579,935       9,015,530
                                        ----------      ----------
Preferred stock, no par value,
    300,000 shares authorized, 195,465
    and 155,415 issued and outstanding
    in 1997 and 1996, respectively       1,661,452       1,331,235
Common stock, no par value,
    1,000,000 shares authorized, 613,650
    and 518,050 issued and outstanding in
    1997 and 1996, respectively            815,200         518,050
Accumulated deficit                       (622,615)      (409,944)
                                        ----------      ----------
Total shareholders' equity               1,854,037       1,439,341
                                        ----------      ----------
                                   $    13,433,972   $  10,454,871
                                        ==========      ==========
See accompanying notes.


                            JETFLEET III
                      Statements of Operations
                             (Unaudited)


                       For the Nine Months    For the Three Months
                        Ended September 30,    Ended September 30,
                        1997         1996      1997         1996
                        ----         ----      ----         ----

Revenues:

  Rent income, net of
   finance charges  $ 1,427,504  $ 435,427   $ 569,310  $  194,250
  Interest income        72,891     52,133      28,228      47,714
                     ----------   --------    --------   ---------
                      1,500,395    487,560     597,538     241,964

Expenses:

  Depreciation expense  363,517    439,808     146,638     152,966
  Amortization expense  150,827     75,216      54,871      32,292
  Interest expense    1,033,462    381,743     358,320     197,929
  Professional fees      11,319     19,499       3,545       5,239
  Management fees       145,173     70,909      48,866      33,045
  General and
    administrative        8,769      9,401       4,971       4,919
                      ---------    --------    --------   --------
                      1,713,067    996,576     617,211     426,390
                      ---------    --------    --------   --------
Net loss            $ (212,672) $ (509,016) $ (19,673)  $(184,426)
                      =========    ========    ========   ========
Weighted average
 common shares          629,591    500,000     725,379     500,000
                       =========   ========    ========   ========
Loss per common share $   (0.34)  $  (1.02)    $ (0.03)   $ (0.37)
                       =========   ========    =========  ========

See accompanying notes.

                                JETFLEET III
                         Statements of Cash Flows
                                (Unaudited)

                                          For the Nine Months
                                           Ended September 30,
                                         1997              1996
                                         ----              ----
<BTB>
Net cash provided/(used)
 by operating activities          $    460,250    $    (287,851)

Investing activities -
  Purchase of interests in aircraft (2,661,950)      (3,272,088)
  Loans secured by aircraft                 -        (2,361,635)
                                    -----------      -----------
    Net cash used in investing
       activities                   (2,661,950)      (5,633,723)

Financing activities:
    Proceeds from issuance of
      medium-term secured bonds      2,269,500         5,746,000
    Debt issue costs                  (226,950)         (574,600)
    Proceeds from issuance
        of preferred stock             400,500         1,014,000
    Offering costs                     (40,050)         (101,400)
    Proceeds from issuance of
        common stock                    95,600                 -
                                    -----------       -----------
       Net cash provided
        by financing activities       2,498,600         6,084,000
                                    -----------       -----------
Net increase in cash                    296,900           162,426

Cash, beginning of period               255,851            68,328
                                    -----------       -----------
Cash, end of period                $    552,751      $    230,754
                                    ===========       ===========

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

See accompanying notes.

                           JETFLEET III
                    Notes to Financial Statements
                       September 30, 1997
                           (Unaudited)


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

    Between September 27, 1995 and June 2, 1997, the Company raised $13,031,000 in $1,000 Series A Units (the "Offering") consisting of $850 of bonds maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock") pursuant to a prospectus dated September 27, 1995 (the "Prospectus"). The Bonds bear an annual interest rate of 12.94% from issuance through October 31, 1998, and thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 200 basis points, but not less than 8.24%. The Company may prepay all or a portion of the outstanding principal of the Bonds at any time beginning November 1, 1998. The Preferred Stock is issued for $10 per share and is entitled to receive 50%, in the aggregate, of any remaining proceeds after (1) the Preferred Stock has been redeemed at $10 per share and (2) the Common Stock has been redeemed at $1 per share. A dividend can only be paid on the Common Stock if a dividend has also been paid on each share of Preferred Stock in an amount equal to ten times the per-share dividend paid on the Common Stock. All of the Company's outstanding common stock is owned by JMC.

    JMC has incurred certain costs in connection with the organization of the Company and the Offering. The Company has paid an Organization and Offering Expenses reimbursement (the "Reimbursement") to JMC in an amount up to 2.0% of Aggregate Offering Proceeds. The Reimbursement is limited to $400,000 or the amount paid by JMC in excess of $450,000, whichever is less. JMC contributed $450,000 of the total it paid for organization and offering expenses as a common stock investment in the Company (the "Initial Contribution"). The Company issued 450,000 shares of common stock to JMC in return for the Initial Contribution. To the extent that JMC incurred expenses in excess of the 2.0% cash limit, such excess expenses were repaid to JMC in the form of Common Stock issued by the Company


                           JETFLEET III
                    Notes to Financial Statements
                       September 30, 1997
                           (Unaudited)


2.    Organization and Capitalization (continued)

at a price of $1.00 per share (the "Excess Stock"), limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company. During August 1997, the Company issued 201,550 shares of common stock to JMC as payment for unreimbursed Organization and Offering Expenses. The Company capitalized the portions of both the Reimbursement paid by the Company and the Initial Contribution related to the Bonds (85%) and amortizes such costs over the life of the Bonds (approximately 8 years). The remainder of any of the Initial Contribution and Reimbursement is deducted from shareholders' equity.

    On December 31, 1996 and March 4, 1997, JMC purchased an additional 18,050 and 95,600 shares of common stock, respectively, in the Company at a price of $1.00 per share in order to maintain its investment in common stock equal to 5% of the proceeds raised by the Company.

3.    Aircraft and Aircraft Engines Under Operating Leases

    Aircraft and aircraft engines

    The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a 50% interest in a Fairchild Metro II SA-226-TC, serial number TC-370 ("S/N TC-370"), a Shorts SD-360, serial number S/N 3611 ("S/N 3611"), a Fairchild Metro III SA227-AC, serial number AC621 ("S/N AC621"), three deHavilland DHC-6-300 aircraft (the "Dash-6's") and a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), and 50% and 100% interests in two Shorts SD-360 aircraft, serial numbers 3676 and 3656, respectively ("S/N 3676" and "S/N 3656").

    The Company invested approximately $2,662,000, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $297,000, in aircraft assets during the first nine months of 1997. The Company also exercised its option to purchase three aircraft which previously served as collateral for loans made by the Company during 1996. The purchase price for the three aircraft was equal to the unpaid balance, including principal and interest, on the secured note for each aircraft, which balances were paid in full by the seller immediately prior to the Company's purchase of each aircraft.

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

                           JETFLEET III
                    Notes to Financial Statements
                       September 30, 1997
                           (Unaudited)


3.    Aircraft and Aircraft Engines Under Operating Leases
(continued)

    Aircraft and aircraft engines leases (continued)

    S/N AC621 is subject to a three year lease with a regional carrier in Alaska.

    The Dash-6's are subject to a 48-month lease with a United
States regional carrier.

    S/N 674267 is subject to a 60-month sublease between the seller and a Mexican based regional carrier which operates between the United States and Mexico.

    S/N 3676 and S/N 3656 are subject to a 48-month lease with a regional carrier in the United Kingdom.

4.    Medium-term secured bonds

    As mentioned above, the Company raised funds through the Offering which closed during June 1997. Each $1,000 Unit subscribed in the offering includes an $850 medium-term secured bond maturing on November 1, 2003.

5.    Related Party Transactions

    The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the first nine months of 1997 and 1996, the Company accrued a total of $145,173 and $70,909, respectively, in management fees due JMC.

    Capital Management Associates ("CMA"), an affiliate of JMC, provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may pay a portion of its management fee to CMA in connection with services rendered for the Company.

    JMC receives a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction and provided that the total of the Aggregate Purchase Price plus the brokerage fee does not exceed the fair market value of the asset based on appraisal. During the first nine months of 1997 and 1996, the Company paid JMC a total of $276,200 and $406,697, respectively, in brokerage fees, and reimbursed JMC for $20,750 and $25,788, respectively, in Chargeable Acquisition Expenses.

    As discussed in Note 2, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. In the first nine months of 1997 and 1996, the Company paid $53,400 and $135,200 , respectively, to JMC.

    Crispin Koehler Securities (formerly CKS Securities, Incorporated), a member of the National Association of Securities Dealers, Inc. and a related party of JMC, serves as underwriter of the Offering and, as such, receives retail commissions and underwriter, due diligence and marketing fees, portions of which are paid to third parties. The Company paid Crispin Koehler Securities a total of $213,600 and $540,800 in commissions and underwriter, due diligence and marketing fees during the first nine months of 1997 and 1996, respectively.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

    At the end of the third quarter of 1997, the Company had cash balances of $552,751. This amount was held for the interest payments to the Unitholders and for normally recurring expenses.

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

    1997 versus 1996

    Cash flow from operations was $460,250 and ($287,851) for the nine months ended September 30, 1997 and 1996, respectively. The increase from year to year was partially due to a decrease in net loss of approximately $296,000, discussed below. During 1997, JetFleet III had cash inflows of approximately $133,000 and $63,000 for maintenance reserves and prepaid rent, respectively. JetFleet III also recorded payables of $112,000, which was offset by recording receivables of $136,000. During 1996, JetFleet III received approximately $10,000 in receivables and recorded payables of approximately $129,000. These items were offset by payment of previously accrued amounts due affiliates totalling approximately $230,000 and costs associated with loans collateralized by three aircraft totalling approximately $185,000.

Results of Operations

    The Company recorded net losses of ($212,672) or ($0.34) per share and ($509,016) or ($1.02) per share for the nine months ended September 30, 1997 and 1996, respectively and ($19,673) or ($0.03) per share and ($184,426) or ($0.37) per share for the three months ended September 30, 1997 and 1996, respectively. The decreased loss was a result of lease-related revenue from additional assets purchased during the latter part of 1996 and the first nine months of 1997, as well as a higher average lease rate. These increases were only partially offset by a related increase in interest expense, depreciation and management fees.

    1997 versus 1996

    Rental income increased approximately $992,000 and $375,000 for the nine and three month periods. The increase from 1996 to 1997 was due to the rental income received as a result of the purchase of additional aircraft. During the first quarter of 1997, the Company also recorded $23,882 of interest income attributable to secured loans which were made by the Company during the second half of 1996. As discussed in Note 3, during the first quarter of 1997, JetFleet III exercised its purchase options for the three aircraft which previously served as collateral for the secured loans and capitalized its investment in the three aircraft.



    Depreciation was approximately $76,000 and $6,000 lower in the nine and three month periods ended September 30, 1997, respectively, than in the same periods of 1996. The decrease from 1996 to 1997 was due to a change in estimate of the residual value of S/N 13, which change was only partially offset by depreciation associated with the additional assets purchased during 1996 and the first nine months of 1997.

    Management fees increased approximately $74,000 and $16,000 for the nine and three month periods ended September 30, 1997, over the same periods in 1996. The increase in management fees was due to the additional proceeds raised by the Company in the Offering during 1996 and 1997.

    The Company uses substantially all its operating cash flow to make interest payments to its Unitholders. Any excess funds, after interest payments, are aggregated and invested in additional Income Producing Assets. Since the Company plans to acquire Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets as long as they remain on lease.


SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 1997.

                                     JETFLEET III

<BTB>
                                     By: /s/ Neal D. Crispin
                                         -----------------------
                                         Neal D. Crispin
                                         Title:  President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 12, 1997.

           Signature                      Title
           ---------                      -----

<BTB>

    /s/ Neal D. Crispin        President and Chairman of the
    ----------------------     Board of Directors of
    Neal D. Crispin            the Registrant
                               Chief Financial Officer


EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule