Form 10KSB40
period 1997-12-31
JETFLEET III
filed 1998-03-31
CIK 930832

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                       COMMISSION FILE NUMBER 33-84336-LA

                                  JETFLEET III
                 (Name of small business issuer in its charter)

           CALIFORNIA                                     94-3208983
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     1440 CHAPIN AVENUE, SUITE 310
       BURLINGAME, CALIFORNIA                                94010
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:          (650) 340-1880

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:    NONE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X     NO
                                                               ------    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    [X]

Revenues for the issuer's most recent fiscal year.          $2,059,922
                                                            -----------

On March 27, 1998 the aggregate market value of the voting and non voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 27, 1998 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:        NONE

Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                ------   ------

                                     PART I


ITEM 1:       BUSINESS

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

                  All of the Company's outstanding common stock is owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994 (the "Sponsor"). JMC is also the management company for the Company pursuant to the Management Agreement between JMC and the Company. JMC has ultimate responsibility and authority for the selection of Income Producing Assets to be acquired by the Company and the management, leasing, re-leasing and/or subsequent sale of the Income Producing Assets. JMC also manages the aircraft portfolios of AeroCentury Corp. and AeroCentury IV, Inc., affiliated corporations involved in business similar to that of the Company's.

                  The directors of the Company are Neal D. Crispin, Chairman and Edwin S. Nakamura, Director. The officers of the Company are Neal D. Crispin, President, Marc J. Anderson, Senior Vice President, Frank Duckstein, Vice President and Glenn Roberts, Secretary.

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

                  Between September 1995 and June 1997, the Company raised $13,031,000 in the Offering. The Bonds bear interest at 12.94% from issuance through October 31, 1998, and thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 200 basis points, but not less than 8.24%. The Company may prepay all or a portion of the outstanding principal of the Bonds at any time beginning November 1, 1998. The Preferred Stock was issued for $10 per share and is entitled to receive 50% in the aggregate, of any remaining proceeds after (1) the Preferred Stock has been redeemed at $10 per share and (2) the Common Stock has been redeemed at $1 per share. A dividend can only be paid on the Common Stock if a dividend has also been paid on each share of Preferred Stock in any amount equal to ten times the per-share dividend paid on the Common Stock.

                  The proceeds of the Offering have been used to purchase Income Producing Assets ("Income Producing Assets"). These assets consist of aircraft and aircraft engines subject to operating leases.

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

                  Aircraft and aircraft engines

                  The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13") and a Shorts SD3-60, serial number S/N 3611 ("S/N 3611"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), a Fairchild Metro III SA-227-AC, serial number AC-621 ("S/N AC-621"), a Shorts SD-360, serial number S/N 3656 ("S/N 3656") and 50% undivided interests in a Fairchild Metro II SA-226-TC, serial number TC-370 ("S/N TC-370") and a Shorts SD-360, serial number S/N 3676 ("S/N 3676").

                  The Company invested approximately $1,405,000, $5,400,000 and $5,142,000, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $106,600, $427,800 and $298,450, in aircraft assets during 1995, 1996 and 1997, respectively.

                  S/N 13 is subject to a 120-month lease with the seller. The S/N 13 lease may be terminated by either party, with at least 120 days prior written notice, at the end of the first 36 months of the lease. The seller also has a fixed purchase option at the end of the first 36 months of the lease, which may exercised with at least 90 days prior written notice.

                  S/N TC-370 is subject to a lease with a United States charter operator. The lease contains a guaranty by the seller for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by the Company and AeroCentury Corp., the co-owner of S/N TC-370).

                  S/N 3611 is subject to a 27-month lease with the seller, a British regional airline.

                  S/N 674267 is used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month sublease between the seller and a Mexican-based regional carrier operating between the United States and Mexico.

                  S/N 3656 and S/N 3676 are subject to similar 48-month leases with a British regional airline.

                  Secured notes receivable

                  During July, August and September 1996, the Company loaned $2,400,000 to a United States regional carrier in three separate $800,000 loans. Each loan was secured by a 100% undivided interest in one of three deHavilland DHC-6-300 aircraft

(collectively, the "Dash-6's"). In connection with these transactions, the Company paid chargeable acquisition expenses and brokerage fees totaling $184,736. The Security Agreement for each aircraft contained an option for the Company to purchase the aircraft and simultaneously lease it back to the seller.

                  As discussed in Note 3 to the accompanying financial statements, during January 1997, the Company exercised its options under the Security Agreements for each of the secured notes to purchase the Dash-6's.

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

         Number of Security Holders

                  Number of holders of Series A
                  Units ("Unitholders") as of March 27, 1998:  799

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


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Although the Company was formed during August 1994, it had no significant operations until the fourth quarter of 1995. Management's discussion and analysis addresses changes in capital resources and results of operations for the years ended December 31, 1995, 1996 and 1997.

         Capital Resources and Liquidity

                  At the end of 1997, the Company had cash balances of $647,539. Of this amount, $107,913 was restricted cash which represents maintenance reserves collected from lessees and interest earned on those funds, as applicable. The remainder of the Company's cash balance was held primarily for the interest payment made to the Unitholders in February 1998 and for normally recurring expenses.

                  Since Inception, the Company's funds have come in the form of an initial contribution from JMC, proceeds from the Offering and rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Unitholders and to the extent expenses exceed cash flows from leases.

                  The Company's primary use of its operating cash flow is interest payments to its Unitholders. Excess cash flow, after payment of interest and operating expenses is held for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets as long as they remain on lease.

                  The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between November 1998 and November 2001. Although S/N 13 is subject to a 120-month lease, the lease may be terminated by either the lessor or lessee at the end of the first 36 months with at least 120 days prior written notice. The seller also has a fixed purchase option at the end of the first 36 months of the lease, which may exercised with at least 90 days prior written notice.

                  As discussed in Item 1, the interest rate on the Bonds is 12.94% through October 31, 1998 and a variable rate thereafter. The variable rate will be dependent on the one-year United States Treasury bill rate and, therefore, management believes that the rate will be lower than the current rate.

         1997 versus 1996

                  The increase in cash flow from operations was due partially to a decreased net loss (see Results of Operations). Other significant factors were an increase in maintenance reserves collected from lessees and prepaid rent received from lessees and a smaller change in payables in 1997 than in 1996.

                  The increase in cash flow from investing activities was a result of the Company's exercise of its purchase options for aircraft which previously served as collateral for notes receivable issued during 1996. The decrease in cash flow from financing activities was because the Offering terminated during June 1997.

         1996 versus 1995

                  The decrease in cash flow from operations was primarily a result of amounts paid during 1996 for previously accrued expenses.

                  The increase in cash flow from investing activities and financing activities was because the Company had a full year of operations during 1996 versus only the fourth quarter of 1995.

                  If inflation in the general economy becomes significant, it may affect the Company inasmuch as the residual values and rates on re-leases of its aircraft may increase as the costs of similar assets increase. However, the Company's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

                  If interest rates increase significantly, the lease rates that the Company can obtain on future leases would be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. However, leases already in place, for the most part, would not be affected by changes in interest rates.

         Results of Operations

                  The Company recorded a net loss of ($284,148) or ($0.42) per share, ($336,033) or ($0.67) per share and ($73,745) or ($0.31) per share for the years ended December 31, 1997, 1996 and 1995, respectively. As mentioned above, the Company did not have significant operations until the fourth quarter of 1995.

         1997 versus 1996

                  Rental income increased as a result of the additional rent received from aircraft purchased during 1996 and 1997. Interest income decreased in 1997 because, during January 1997, the Company exercised its purchase options for three aircraft which previously served as collateral for secured loans. As a result, for the balance of 1997, the Company recognized rent income for the three aircraft rather than interest income on the loans.

                  Depreciation and amortization increased from year to year as a result of the additional funds raised during the two years and the depreciable aircraft purchased with those funds. Interest expense and management fees also increased in 1997 as a result of the additional proceeds raised.

         1996 versus 1995

                  Results for 1996 included depreciation for S/N 13, which had been fully capitalized during 1995, but which was paid for in monthly installments through June 1996 and, therefore, generated gradually increased monthly rent during the year. However, the Company's secured notes receivable which were issued during 1996 generated interest income comparable to the lease rates on the Company's other assets, with no related depreciation expense.

                  Because management fees are based on funds raised, the increase from year to year was due to the additional funds raised by the Company during 1996. General and administrative expenses and professional fees increased as a result of the Company having a full year of operations during 1996 versus one quarter in 1995.


ITEM 7:       FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of JetFleet III


We have audited the accompanying balance sheets of JetFleet III, a California corporation, as of December 31, 1997 and December 31, 1996 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997, December 31, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetFleet III, at December 31, 1997 and December 31, 1996 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997, December 31, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.




         VOCKER KRISTOFFERSON AND CO.

March 24, 1998
San Mateo, California

                                  JETFLEET III
                                 Balance Sheets

                                     ASSETS

                                                            December 31,
                                                       1997            1996
                                                   ------------    ------------
Current assets:
         Cash                                      $    539,626    $    242,580
         Restricted cash                                107,913          13,271
         Rent receivable                                 48,903          13,000
         Accounts receivable                             19,875             658
                                                   ------------    ------------
Total current assets                                    716,317         269,509

Aircraft under operating lease, net of
         accumulated depreciation of $761,600
         in 1997 and $258,793 in 1996                11,185,752       6,546,145
Secured notes receivable                                     --       2,311,146
Debt issue costs, net of accumulated
         amortization of $327,833 in 1997
         and $119,850 in 1996                         1,333,619       1,143,335
Other, including deferred tax asset
         net of valuation allowance                      65,000         184,736
                                                   ------------    ------------

Total assets                                       $ 13,300,688    $ 10,454,871
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable - trade                  $     17,435    $     12,285
         Payable to affiliates                               --              71
         Interest payable                               238,880         183,053
         Prepaid rents                                   57,675              --
         Maintenance reserves                           127,788          13,271
                                                   ------------    ------------
Total current liabilities                               441,778         208,680

Medium-term secured bonds                            11,076,350       8,806,850
                                                   ------------    ------------

Total liabilities                                    11,518,128       9,015,530

Preferred stock, no par value,
         300,000 shares authorized, 195,465 and
         155,415 issued and outstanding in 1997
         and 1996, respectively                       1,661,452       1,331,235
Common stock, no par value,
         1,000,000 shares authorized, 815,200
         and 518,050 issued and outstanding in
         1997 and 1996, respectively                    815,200         518,050
Accumulated deficit                                    (694,092)       (409,944)
                                                   ------------    ------------
Total shareholders' equity                            1,782,560       1,439,341
                                                   ------------    ------------

Total liabilities and shareholders' equity         $ 13,300,688    $ 10,454,871
                                                   ============    ============

See accompanying notes.

                                  JETFLEET III
                            Statements of Operations



                                            For the Year Ended December 31,
                                          1997           1996         1995
                                          ----           ----         ----
Revenues:

         Rent income, net of
            finance charges           $ 1,978,274    $   655,677    $  11,286
         Interest income                   81,648        133,938        1,200
                                      -----------    -----------    ---------

                                        2,059,922        789,615       12,486
                                      -----------    -----------    ---------

Expenses:

         Depreciation expense             502,807        211,703       47,090
         Amortization expense             207,983        114,969        4,881
         Interest expense               1,391,781        645,415        9,757
         Professional fees                 16,296         27,999       17,080
         Management fees                  194,040        112,009        5,854
         General and administrative        31,163         13,553        1,569
                                      -----------    -----------    ---------
                                        2,344,070      1,125,648       86,231
                                      -----------    -----------    ---------
Net loss                              $  (284,148)   $  (336,033)   $ (73,745)
                                      ===========    ===========    =========
Weighted average common shares            674,527        500,049      238,630
                                      ===========    ===========    =========
Net loss per common share             $     (0.42)   $     (0.67)   $   (0.31)
                                      ===========    ===========    =========

See accompanying notes.

                                  JETFLEET III
                       Statements of Shareholders' Equity
              For the Years Ended December 31, 1995, 1996 and 1997



                                                                          Total
                                  Common     Preferred   Accumulated  Shareholders'
                                  Stock        Stock      Deficit        Equity
                                 --------   ----------   ---------    -----------
Balance,
  December 31, 1994              $ 50,000   $       --   $    (166)   $    49,834

Issuance of 23,415
  shares of preferred
  stock, net of offering costs         --      143,235          --        143,235
Issuance of 450,000
  shares of common stock          450,000           --          --        450,000
Net loss for the period                --           --     (73,745)       (73,745)
                                 --------   ----------   ---------    -----------


Balance,
  December 31, 1995               500,000      143,235     (73,911)       569,324

Issuance of 132,000
  shares of preferred
  stock, net of offering costs         --    1,188,000          --      1,188,000
Issuance of 18,050
  shares of common stock           18,050           --          --         18,050
Net loss for the period                --           --    (336,033)      (336,033)
                                 --------   ----------   ---------    -----------


Balance,
  December 31, 1996               518,050    1,331,235    (409,944)     1,439,341

Issuance of 40,050

  shares of preferred
  stock, net of offering costs         --      330,217          --        330,217
Issuance of 297,150
  shares of common stock          297,150           --          --        297,150
Net loss for the period                --           --    (284,148)      (284,148)
                                 --------   ----------   ---------    -----------
Balance,
  December 31, 1997              $815,200   $1,661,452   $(694,092)   $ 1,782,560
                                 ========   ==========   =========    ===========



See accompanying notes.

                                  JETFLEET III
                            Statements of Cash Flows

                                                                             For the Year Ended December 31,
                                                                           1997            1996          1995
                                                                           ----            ----          ----
Operating activities:
    Net loss                                                           $  (284,148)   $  (336,033)   $   (73,745)
   Adjustments to reconcile net loss to
      net cash (used)/provided by
      operating activities:
         Depreciation of aircraft                                          502,807        211,703         47,090
         Amortization of  organization costs                               207,983        114,969          4,881
         Change in operating assets
           and liabilities:
               Restricted cash                                             (94,642)       (13,271)            --
               Rent receivable                                             (35,903)       (13,000)            --
               Accounts receivable                                         (19,217)           474         (1,132)
               Accounts payable - trade                                      5,150          5,059          6,726
               Payable to affiliates                                           (71)      (223,377)         5,854
               Prepaid rents                                                57,675             --             --
               Interest payable                                             55,827        173,296          9,757
               Other assets                                                119,736       (184,736)            --
               Other liabilities                                                --         (5,275)        18,546
               Maintenance reserves                                        114,517             --             --
                                                                       -----------    -----------    -----------
         Net cash provided by/ (used)
           operating activities                                            616,443       (256,920)        17,977
Investing activities:
   Purchase of interests in aircraft                                    (5,142,414)    (2,280,728)    (1,404,883)
   Accounts payable - aircraft                                                  --     (2,901,733)            --
   Issuance of secured notes receivable                                         --     (2,400,000)            --
   Payments received on
     secured notes receivable                                            2,311,146         88,854             --
                                                                       -----------    -----------    -----------
   Net cash used in investing activities                                (2,831,268)    (7,493,607)    (1,404,883)
Financing activities:
   Proceeds from issuance of
     medium-term secured bonds                                           2,269,500      7,480,000      1,326,850
   Debt issue costs                                                       (226,950)      (748,000)      (132,685)
   Proceeds from issuance
     of preferred stock                                                    400,500      1,320,000        234,150
   Offering costs                                                          (40,050)      (132,000)       (23,415)
   Proceeds from issuance
     of common stock                                                        95,600         18,050             --
                                                                       -----------    -----------    -----------
   Net cash provided by
     financing activities                                                2,498,600      7,938,050      1,404,900
                                                                       -----------    -----------    -----------
Net increase in cash                                                       283,775        187,523         17,994
Cash, beginning of period                                                  242,850         68,328         50,334
                                                                       -----------    -----------    -----------
Cash, end of period                                                    $   539,626    $   242,580    $    68,328
                                                                       ===========    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                              1997           1996           1995
                                                                       -----------    -----------    -----------
         Interest (net of amount capitalized)                          $ 1,335,954    $   475,687    $     1,132
         Income taxes                                                        1,038          1,783            800

Supplemental schedule of noncash investing and financing activities:

JMC contributed $651,550 of the total it has paid for organization and offering expenses as a common stock investment in the Company (the "Initial Contribution"). During 1995, the Company issued 450,000 shares of common stock to JMC in return for the Initial Contribution.

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

See accompanying notes.

                                  JETFLEET III
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies

         Basis of presentation

         JetFleet III (the "Company") was incorporated in the state of California on August 23, 1994 ("Inception"). The Company was formed solely for the purpose of acquiring Income Producing Assets. The Company offered up to $20,000,000 in $1,000 Series A Units (the "Offering") consisting of $850 of bonds maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock") pursuant to a prospectus dated September 27, 1995 (the "Prospectus"). All of the Company's outstanding common stock is owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is the management company for the Company, and also manages AeroCentury Corp., a Delaware corporation, and AeroCentury IV, Inc., a California corporation, which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JMC and owns a significant amount of the common stock of JMC. CMA Consolidated, Inc. ("CMA"), an affiliated California corporation owned by Mr. Crispin, provides certain accounting and investor-related services for the Company. CMA Capital Management, Inc., a subsidiary of CMA ("CMACM") purchased a Fairchild Metro aircraft in February 1996 and subsequently resold the aircraft to the Company in June 1996. The Company also has significant transactions with deHavilland Inc. ("deHavilland") and its affiliate, Bombardier Regional Aircraft Division ("Bombardier").

         Aircraft and aircraft engines under operating leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         Organization and offering costs

         Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JMC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement").

         JMC contributed $450,000 of the total it estimated it would pay for organization and offering expenses as a common stock investment in the Company (the "Initial Contribution"). The Company issued 450,000 shares of common stock to JMC in return for the Initial Contribution. To the extent that JMC incurred expenses in excess of the 2.0% cash limit, such excess expenses were repaid to JMC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company can issue is limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company.

         The Company capitalized the portions of both the Reimbursement paid by the Company and the Initial Contribution related to the Bonds (85%) and amortizes such costs over the life of the Bonds (approximately eight years). The remainder of any of the Initial Contribution and Reimbursement is deducted from shareholders' equity.

                                  JETFLEET III
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies (continued)

         Assets subject to lien

         The Company's obligations under the Bonds are secured by a security interest in all of the Company's right, title and interest in the Income Producing Assets acquired by the Company.

         Income taxes

         The Company follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes.

         Cash balances

         As of December 31, 1997, the Company maintained $603,325 of its cash balances in a large open-end money fund which is not federally insured. Of this amount, $107,913 was restricted cash, discussed below. The carrying amount approximates fair value because of the short-term maturity of these instruments.

         Restricted cash

         As of December 31, 1997 and December 31, 1996, the Company held restricted cash in the amount of $107,913 and $13,271 which represents maintenance reserves collected from lessees and interest earned on those funds, as applicable. This amount is not included in the cash balance for statement of cash flow purposes.

         Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and aircraft engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Shorts SD3- 60, serial number S/N 3611 ("S/N 3611"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621") a Shorts SD3-60, serial number S/N 3656 ("S/N 3656") and 50% undivided interests in a Fairchild Metro II SA-226-TC, serial number TC-370 ("S/N TC-370") and a Shorts SD3-60, serial number S/N 3676 ("S/N 3676").

         The Company invested approximately $1,405,000, $5,400,000 and $5,142,000, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $106,600, $427,800 and $298,450, in aircraft assets during 1995, 1996 and 1997, respectively.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and aircraft engines leases

         S/N 13 is subject to a 120-month lease with the seller. The S/N 13 lease may be terminated by either party, with at least 120 days prior written notice, at the end of the first 36 months of the lease. The seller also has a fixed purchase option at the end of the first 36 months of the lease, which may be exercised with at least 90 days prior written notice.

         S/N 3611 is subject to a 27-month lease with the seller, a British regional airline.

         S/N 674267 is used on a McDonnell Douglas DC-9 and is subject to a 60-month sublease between the seller and a Mexican based regional carrier which operates between the United States and Mexico.

         S/Ns 646, 751 and 696 are subject to similar 36-month leases with a U.S. regional carrier.

         S/N AC-621 is subject to a 36-month lease with a U.S. regional carrier.

         S/N TC-370 is subject to a lease with a United States charter operator operating under FAA regulations. The lease contains a guaranty by the seller for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by the Company and AeroCentury Corp., the co-owner of S/N TC-370).

         S/N 3656 and S/N 3676 are subject to similar 48-month leases with a Scottish regional airline.

         Future minimum rents

         The following is a schedule of future gross minimum rental payments by year under the existing leases:

                           Year            Amount
                           ----            -------
                           1998          $         2,019,240
                           1999                    1,156,740
                           2000                    1,074,990
                           2001                      735,740
                                         -------------------

                                         $         4,986,710
                                         ===================

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and aircraft engines leases (continued)

         Detail of investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 1996 and 1997:

                                             Accumulated
                                   Cost      Depreciation      Net
                                   ----      ------------      ---
Balance, December 31, 1995       $ 4,524,210   $ (47,090)   $ 4,477,120

Additions                          2,280,728    (211,703)     2,069,025
                                 -----------   ---------    -----------
Balance, December 31, 1996         6,804,938    (258,793)     6,546,145

Additions                          5,142,414    (502,807)     4,639,607
                                 -----------   ---------    -----------
Balance, December 31, 1997       $11,947,352   $(761,600)   $11,185,752
                                 ===========   =========    ===========


3.       Secured notes receivable

         During July, August and September 1996, the Company loaned $2,400,000 to a United States Regional carrier in three separate loans of $800,000 each. Each loan was secured by a 100% undivided interest in one of three deHavilland DHC-6-300 aircraft. In connection with these transactions, the Company paid chargeable acquisition expenses and brokerage fees totaling $184,736. The Security Agreement for each aircraft contained an option for the Company to purchase the aircraft and subsequently lease it back to the seller. On January 30, 1997 and January 31, 1997, the Company exercised its options under the Security Agreements to purchase the three aircraft and lease them back to the seller. The purchase price for each aircraft was equal to the unpaid balance, including principal and interest, on the secured note for each aircraft, which balances were paid in full by the seller immediately prior to the Company's purchase of each aircraft.

4.       Medium-term secured bonds

         As mentioned above, the Company raised funds through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium-term secured bond maturing on November 1, 2003. During 1997, the Company accepted subscriptions for 2,310 Units aggregating $2,310,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $1,963,500 in Bonds and 40,050 shares of Preferred Stock. The Bonds bear interest at an annual rate of 12.94% which is due and payable on a quarterly basis, in arrears, on the first business day of November, February, May and August. The carrying amount of the notes payable approximates fair value.

                                  JETFLEET III
                          Notes to Financial Statements

5.       Income taxes

         The components of the provision for income taxes for the year ended December 31, 1997 were as follows:


Current tax provision
  Federal                                              $      --
  State                                                    1,133
                                                       ---------
         Current tax provision                             1,133

Deferred tax provision
  Federal                                               (235,991)
  State                                                  (37,173)
  Deferred tax provision                                      --
  Valuation allowance                                    273,164
                                                       ---------
Total provision for
  income taxes                                         $   1,133
                                                       =========

         The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate then in effect consists of the following:

         Statutory U.S. federal income tax expense/(benefit)      $  (235,991)
         State franchise tax, net of federal benefit                 ( 37,173)
         Valuation allowance                                          273,164
                                                                  -----------
         Actual tax expense/(benefit)                             $        --
                                                                  ===========

         The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:


         Prepaid rent                                          $     (22,698)
         Amortization                                                   (201)
         Depreciation                                                190,187
         Net operating loss carryforward                            (440,452)
         Valuation allowance                                         273,164
                                                               -------------
         Net current and noncurrent deferred tax assets        $          --
                                                               =============


         As of December 31, 1997 the Company has approximately $1.1 million of federal operating loss carryforwards which begin to expire in 2012.

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

                                  JETFLEET III
                          Notes to Financial Statements

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1997, 1996 and 1995, the Company accrued a total of $194,040, $112,009 and $5,854, respectively, in management fees due JMC.

         As mentioned above, CMA provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may pay a portion of its management fee to CMA in connection with services rendered for the Company.

         JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 1997, 1996 and 1995, the Company paid JMC a total of $276,200, $385,338 and $97,406, in brokerage fees, respectively, and reimbursed JMC $22,250, $37,884 and $9,210, respectively, for Chargeable Acquisition Expenses.

         As discussed in Note 2, the Company purchased a 50% undivided interest in S/N TC-370 during 1996. The Company purchased its interest from CMACM, which had purchased the interest in February 1996 for the express purpose of reselling the entire interest to the Company when the necessary funds had been raised. The purchase price paid by the Company was the same price paid by CMACM reduced by the net rent received by CMACM during the period the aircraft was held for resale. In connection with its purchase, the Company reimbursed CMACM $4,533 for Chargeable Acquisition Expenses.

         As discussed in Note 1, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. In 1997, 1996 and 1995, the Company paid $46,200, $176,000 and $31,220, respectively, to JMC. In addition, during 1995 and 1997, JMC contributed $450,000 and $201,550 of the total it paid for organization and offering expenses as a common stock investment in the Company. An additional 18,050 and 95,600 shares of common stock in the Company at a price of $1.00 per share were purchased by JMC on December 31, 1996 and March 4, 1997, respectively, in order to make JMC's investment in common stock equal to 5% of the proceeds raised by the Company.

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

                  The JMC Advisory Board has responsibilities including, but not limited to, attendance at meetings of the Board of Directors and its committees in a non-voting, advisory capacity, giving advice to the Directors and officers and reviewing JMC's strategic plans, financial affairs and offering advice, analysis and insight about them.

         Directors and Officers

                  The directors, executive officers and key employees of the Company and JMC, each of whom serves until his successor is elected and qualified, are as follows:

    Name                                           Position Held
    ----                                           --------------
Neal D. Crispin                President and Chairman of the Board of Directors
                               of the Company and Chief Financial Officer of the Company

Edwin S. Nakamura              Director of the Company

Marc J. Anderson               Senior Vice President of the Company

Frank Duckstein                Vice President of the Company

Glenn Roberts                  Secretary of the Company

Sidney F. Gage                 Member of JMC's Advisory Board

                  Neal D. Crispin, age 52, President and Chairman of the Board of Directors. He is also President and Director of JMC and Chief Executive Officer and Chairman of the Board of Directors of CMA Consolidated, Inc. ("CMA"), and the Chief Executive Officer of CMA's wholly-owned subsidiaries, Capital Management Associates, founded in 1983, and CMA Capital Management, Inc. Prior to forming CMA, Mr. Crispin was vice president - finance of an oil and gas company. Previously, Mr. Crispin had been associated with Arthur Young & Co., Certified Public

Accountants. Prior to joining Arthur Young & Co., Mr. Crispin served as a management consultant, specializing in financial consulting. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JMC. He received a Bachelors degree in Economics from the University of California, Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

                  Marc J. Anderson, age 61, Senior Vice President is also Senior Vice President of JMC. Mr. Anderson is in charge of portfolio management and aircraft marketing and financing. Prior to joining JMC in 1994 , Mr. Anderson spent seven years as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company which is also the sponsor of syndicated investment programs. While at PLM, he established the company's first aircraft marketing group, closing in excess of 150 aircraft transactions representing over $400 million. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. During his tenure, Mr. Anderson had an average on-lease record of 96%. Previously, he was with two aircraft manufacturers where he was responsible for customer contracting, negotiation and documentation of sales agreements and leases and in obtaining debt and lease financing. Prior to that, Mr. Anderson was with several airlines in various roles of increasing responsibility.

                  Frank Duckstein, age 44, Vice President is also Vice President of JMC. Mr. Duckstein is in charge of market development and remarketing of aircraft portfolios. Prior to joining JMC in 1995, Mr. Duckstein spent five years as Director of Marketing for PLM International, a transportation equipment leasing company. While at PLM, he was responsible for sales and remarketing, market research and development, both domestically and internationally, of PLM's corporate and commuter aircraft, as well as their helicopter fleet. Previously, he was with international and regional airlines operating within Europe and the U.S. with responsibility for operation, market development and sales. He was involved in the development of several turn-key, start-up operations in Berlin, Germany and the United States. Mr. Duckstein attended the Technical University of Berlin, majoring in Economics.

                  Glenn Roberts, age 33, Secretary, is also the Controller of JMC. Mr. Roberts has been employed by JMC and CMA since 1989. He has also served as Manager of Investor Relations for several equipment leasing programs sponsored by JMC and CMA and as a financial analyst for JMC. Mr. Roberts was previously employed as a production manager for a database publishing firm specializing in company and industry research reports.

                  Edwin S. Nakamura, age 60, Director. Mr. Nakamura holds a B.S. in Business from San Francisco State University. A Certified Public Accountant, Mr. Nakamura has been the Chief Executive Officer and owner of U.S.A. Publishing, Inc. since 1981.

                  Sidney F. Gage, age 54, Member of JMC Advisory Board. Mr. Gage has been a partner of Gage & Baumgarten, a management consulting firm specializing in strategic business planning, since 1980. Previously, he was Executive Vice President and Director of Mission Resources, Inc., the managing general partner of Mission Resource Partners, an oil and gas company on the American Stock Exchange, and President of Mission Securities, Inc., its NASD broker-dealer affiliate. Mr. Gage is also a member of the advisory board of Bakersfield Energy Resources, Inc., a privately held oil and gas concern. He is a CPA with degrees from the University of Notre Dame and the Stanford University Graduate School of Business. Mr. Gage has served as a consultant to the CMA Group of companies since 1990.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of the Company's Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Units and other equity securities of the Company. Officers and directors and 10% Unitholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                  To the Company's knowledge, based solely upon a review of Forms 3 furnished to the Company pursuant to Rule 16a-3(e) during 1997, no person who, at any time during 1997, was an officer or director or beneficial owner of more than 10% of the Units failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) during 1997 or prior years.


ITEM 10:  EXECUTIVE COMPENSATION

                  The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 1995, 1996 and 1997.

         Compensation

                  The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1995, 1996 and 1997, the Company accrued a total of $5,854, $112,009 and $194,040 in management fees due JMC. As mentioned above, CMA provides certain administrative services to the Company. The Company does not reimburse CMA for those services. JMC may reallow a portion of its management fee to CMA in connection with services rendered for the Company.

                  JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee shall not exceed the fair market value of the asset based on appraisal. The Company paid JMC a total of $97,406, $385,338 and $276,200 in brokerage fees and reimbursed JMC for $9,210, $37,884 and $22,250 in Chargeable Acquisition Expenses during 1995, 1996 and 1997, respectively.

                  The Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement"). In 1995, 1996 and 1997, the Company paid $31,220, $176,000 and $46,200, respectively to JMC. In addition, during 1995 and 1997, JMC contributed $450,000 and $201,550 of the total it paid for organization and offering expenses as a common stock investment in the Company.

ITEM 11:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  No person is known to the Company to be the beneficial owner of more than 5% of the Units. No officer or director of JMC or any of its related parties beneficially owns any Units.

                  JMC owns 100% of the issued and outstanding common stock of the Company. Mr. Crispin and Toni M. Perazzo, Vice President-Finance of JMC, collectively own the majority of the issued and outstanding common stock of JMC, including shares owned by CMA Consolidated, an affiliated company controlled by Mr. Crispin. Marc J. Anderson, Senior Vice President of JMC owns 1% of JMC's common stock.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Crispin Koehler Securities, the managing broker-dealer of the Offering, is a wholly-owned subsidiary of Crispin Koehler Holding Corp. Crispin Koehler Securities was formerly named CKS Securities, Incorporated, but changed its name in connection with its sale by CMA Capital Corporation during 1996. Crispin Koehler Holding Corp., in turn, is owned 9% and 91% by Messrs Crispin and Koehler, respectively. Crispin Koehler Securities has acted as the dealer-manager with respect to the vast majority of the prior programs sponsored by related parties of JMC. Over the term of the Offering, compensation was paid to Crispin Koehler Securities for sales commissions, investment banking and due diligence fees in accordance with the Prospectus dated September 27, 1995.

                  CMA Consolidated, Inc., which provides certain administrative services for the Company, is owned 100% by Mr. Crispin.

                                     PART IV

ITEM 13:  EXHIBITS AND FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

       (a)  Financial Statements and Schedules

            (1)   Financial Statements for JetFleet III

                  Report of Independent Auditors - Vocker Kristofferson and Co. Balance Sheets as of December 31, 1997 and 1996
                  Statements of Operations for the years ended December 31, 1997
                     1996 and 1995
                  Statements of Shareholders' Equity for the year ended
                     December 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years ended December 31,
                     1997, 1996 and 1995
                  Notes to Financial Statements

            (2)   Schedules:
                  All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

       (b)  Reports on Form 8-K for the Fourth Quarter of 1997

            None

       (c)  Exhibits

            None

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                        JETFLEET III

                                        By:


                                             By: /s/ Neal D. Crispin
                                                 ------------------------------
                                                 Neal D. Crispin
                                                 Title:  President


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

             Signature                                       Title
             ---------                            --------------------------



         /s/ Neal D. Crispin             President and Chairman of the
------------------------------------     Board of Directors of the Registrant
         Neal D. Crispin                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27            Financial Data Schedule
