Form 10-Q
period 1998-03-31
JETFLEET III
filed 1998-05-14
CIK 930832

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 33-84336-LA


                                  JetFleet III
             (Exact name of Registrant as specified in its charter)

California                                                   94-3208983
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of principal executive offices)  (Zip code)

                                 (650) 340-1880
               (Registrant's telephone number including area code)

Not applicable (Former name, former address, and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____ (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock                                                 815,200


Transitional Small Business Disclosure Format (check one);
Yes___ No X

Part I.  Financial Information

Item 1.  Financial Statements


                                                             JETFLEET III
                                                            Balance Sheets

                                                                ASSETS
                                                                           March 31,              December 31,
                                                                             1998                      1997
                                                                          (Unaudited)
Current assets:
         Cash                                                          $         730,204       $         539,626
         Deposits                                                                122,847                 107,913
         Rent receivable                                                          40,139                  48,903
         Accounts receivable                                                      22,728                  19,875
                                                                       -----------------       -----------------
Total current assets                                                             915,918                 716,317

Aircraft under operating lease, net of
         accumulated depreciation of $911,869
         in 1998 and $761,600 in 1997                                         11,035,483              11,185,752
Debt issue costs, net of accumulated
         amortization of $384,988 in 1998
         and $327,833 in 1997                                                  1,276,464               1,333,619
Other, including deferred tax asset
         net of valuation allowance                                               65,000                  65,000
                                                                       -----------------       -----------------
Total assets                                                           $      13,292,865       $      13,300,688
                                                                       =================       =================

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable - trade                                      $           8,744       $          17,435
         Interest payable                                                        238,880                 238,880
         Prepaid rents                                                            81,840                  57,675
         Maintenance reserves                                                    146,511                 127,788
                                                                       -----------------       -----------------
Total current liabilities                                                        475,975                 441,778

Medium-term secured bonds                                                     11,076,350              11,076,350
                                                                       -----------------       -----------------
Total liabilities                                                             11,552,325              11,518,128

Preferred stock, no par value,
         300,000 shares authorized, 195,465
         issued and outstanding                                                1,661,452               1,661,452
Common stock, no par value,
         1,000,000 shares authorized, 815,200
         issued and outstanding                                                  815,200                 815,200
Accumulated deficit                                                             (736,112)               (694,092)
                                                                       -----------------       -----------------
Total shareholders' equity                                                     1,740,540               1,782,560
                                                                       -----------------       -----------------
Total liabilities and shareholders' equity                              $     13,292,865       $      13,300,688
                                                                       =================       =================
See accompanying notes.

                                                            JETFLEET III
                                                       Statements of Operations
                                                              (Unaudited)


                                                                     For the Three Months Ended March 31,
                                                                          1998                     1997

Revenues:

         Rent income, net of finance charges                  $          569,310        $          385,544
         Interest income                                                  10,467                    40,650
                                                              ------------------        ------------------
                                                                         579,777                   426,194
                                                              ------------------        ------------------

Expenses:

         Depreciation expense                                            150,269                    93,441
         Amortization expense                                             57,155                    46,100
         Interest expense                                                358,320                   317,257
         Professional fees                                                 1,875                     6,334
         Management fees                                                  48,866                    47,441
         General and administrative                                        5,312                       488
                                                             -------------------        ------------------
                                                                         621,797                   511,061
                                                             -------------------        ------------------
Net loss                                                     $           (42,020)       $         ( 84,867)
                                                             ===================        ==================
Weighted average common shares                                           815,200                   547,792
                                                             ===================        ==================
Net loss per common share                                    $            ( 0.05)       $           ( 0.15)
                                                             ===================        ==================












See accompanying notes.

                                                              JETFLEET III
                                                       Statements of Cash Flows
                                                              (Unaudited)


                                                                        For the Three Months Ended March 31,
                                                                           1998                      1997
Net cash provided by operating activities                     $          190,578        $           99,851

Investing activity -
         Purchase of interests in aircraft                                     -                  (991,550)

Financing activities:
         Proceeds from issuance of
            medium-term secured bonds                                          -                 1,625,200
         Debt issue costs                                                      -                  (162,520)
         Proceeds from issuance of preferred stock                             -                   286,800
         Offering costs                                                        -                   (28,680)
         Proceeds from issuance of common stock                                -                    95,600
                                                              ------------------        ------------------
Net cash provided by financing activities                                      -                 1,816,400
                                                              ------------------        ------------------
Net increase in cash                                                     190,578                   924,701

Cash, beginning of period                                                539,626                   255,851
                                                              ------------------        ------------------
Cash, end of period                                           $          730,204        $        1,180,552
                                                              ==================        ==================

Supplemental schedule of noncash investing and financing activities:

During the first quarter of 1997, the Company exercised its option to purchase three aircraft which previously served as collateral for loans made by the Company during 1996. The purchase price for the three aircraft was equal to the unpaid balance, including principal and interest totaling $2,294,228, on the secured note for each aircraft, which balances were paid in full by the seller immediately prior to the Company's purchase of each aircraft.

















See accompanying notes.

                                 JETFLEET III
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


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

     The accompanying balance sheets at March 31, 1998 and December 31, 1997 and statements of operations and cash flows for the quarters ended March 31, 1998 and 1997 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.   Organization and Capitalization

     The Company was formed solely for the purpose of acquiring Income Producing Assets, consisting mainly of aircraft, aircraft engines, aircraft parts or other transportation industry equipment subject to operating or full payout leases with third parties. The Company raised $13,031,000 in $1,000 Series A Units (the "Offering") consisting of $850 of bonds maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock") pursuant to a prospectus dated September 27, 1995 (the "Prospectus").

     Organization and offering costs

     Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JMC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering. The Company also issued 651,550 shares of common stock to JMC as reimbursement of organization and offering costs JMC incurred in excess of the 2.0% cash reimbursement (collectively, the "Reimbursement").

     The Company capitalized the portion of the Reimbursement related to the Bonds (85%) and amortizes such costs over the life of the Bonds (approximately eight years). The remainder of the amount paid by the Company for organization and offering costs was deducted from shareholders' equity.

                                 JETFLEET III
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


3.   Aircraft and Aircraft Engines Under Operating Leases

     Aircraft and aircraft engines

     The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Shorts SD3-60, serial number S/N 3611 ("S/N 3611"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621") a Shorts SD3-60, serial number S/N 3656 ("S/N 3656") and 50% undivided interests in a Fairchild Metro II SA-226-TC, serial number TC-370 ("S/N TC-370") and a Shorts SD3-60, serial number S/N 3676 ("S/N 3676").

     The Company made no investments in aircraft during the first quarter of 1998.

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

4.   Medium-term secured bonds

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

                                  JETFLEET III
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


5.   Related Party Transactions

     The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the first quarters of 1998 and 1997, the Company paid a total of $48,866 and $47,441, respectively, in management fees to JMC.

     JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first quarter of 1998, it did not pay any brokerage fees or Chargeable Acquisition Expenses to JMC. The Company paid JMC $77,622 and $3,350 for brokerage fees and Chargeable Acquisition Expenses, respectively, during the first quarter of 1997.

     As discussed in Note 1, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. Because the Offering was closed to new subscriptions during June 1997, the Company did not reimburse JMC for any organization and offering expenses during the first quarter of 1998. The Company reimbursed JMC $38,240 during the first quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Capital Resources and Liquidity

     On March 31, 1998, the Company had cash balances of $853,051. Of this amount, $122,847 was deposits which represent maintenance reserves collected from lessees and interest earned on those funds, as applicable. The remainder of the Company's cash balance was held primarily for the interest payment made to the Unitholders in May 1998 and for normally recurring expenses.

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

     The Company's primary use of its operating cash flow is interest payments to its Unitholders. Excess cash flow, after payment of interest and operating expenses is held for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownershipof its Income Producing Assets as long as they remain on lease.

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

     1998  versus  1997

     The increase in cash flow from operations was due partially to a decreased net loss (see Results of Operations). The other significant factor was an increase in prepaid rent received from lessees.

     The Company did not purchase aircraft during the first quarter of 1998 and, therefore, had no cash flows from investing activities. The Company also had no cash flows from financing activities because the Offering terminated during June 1997.

     Results of  Operations

     The Company recorded a net loss of ($42,020) or ($0.05) per share and ($84,867) or ($0.15) per share for the three months ended March 31, 1998 and 1997, respectively.

     1998 versus 1997

     Rental income increased as a result of the additional rent received from aircraft purchased during 1997. Interest income decreased in 1998 because, at the end of January 1997, the Company exercised its purchase options for three aircraft which previously served as collateral for three secured loans. As a result, the Company recognized no interest income for the loans during 1998, compared to one month of interest income during 1997.

     Amortization and depreciation increased from year to year as a result of the additional funds raised during 1997 and the depreciable aircraft purchased with those funds. Interest expense and management fees also increased in 1998 as a result of the additional proceeds raised.

     Factors that May Affect Future Results

     Year 2000 Considerations. The Company's internal and administrative operations are not highly dependent on advanced technological computer or other electronic systems, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues is not significant. Further, management believes that the electronic systems used in the equipment leased by the Company to lessees will not be affected by the Year 2000 issue, and, therefore, this issue should not directly affect the Company's financial performance or the lessees' ability to comply with their respective lease obligations. Of course, to the extent that a lessee has Year 2000 problems that significantly adversely affect its overall financial status, such material problems may affect the lessee's operations and increase the risk of default by a lessee under its lease with the Company. Furthermore, Year 2000 issues may have a material impact on FAA operations and the operations of certain air carriers, which in turn would negatively affect the aircraft industry in general.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

          Exhibit 27.      Financial Data Schedule

         b.    Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 JetFleet III

May 14, 1998                         By: /s/ Neal D. Crispin
Date                                    ---------------------------------------
                                        Neal D. Crispin, President and Chairman
                                        of the Board of Directors of the
                                        Registrant, Chief Financial Officer