Form 10QSB
period 1998-06-30
JETFLEET III
filed 1998-08-10
CIK 930832

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Part I.  Financial Information

Item 1.  Financial Statements

                                                             JETFLEET III
                                                            Balance Sheets

                                                                ASSETS

                                                                         June 30,               December 31,
                                                                          1998                    1997
                                                                       (Unaudited)
Current assets:
         Cash                                                          $         889,105       $         539,626
         Deposits                                                                134,931                 107,913
         Rent receivable                                                          39,432                  48,903
         Accounts receivable                                                      18,120                  19,875
                                                                       -----------------       -----------------
Total current assets                                                           1,081,588                 716,317

Aircraft under operating lease, net of
         accumulated depreciation of $1,062,139
         in 1998 and $761,600 in 1997                                         10,885,213              11,185,752
Debt issue costs, net of accumulated
         amortization of $442,143 in 1998
         and $327,833 in 1997                                                  1,219,309               1,333,619
Other, including deferred tax asset
         net of valuation allowance                                               65,000                  65,000
                                                                       -----------------       -----------------
Total assets                                                           $      13,251,110       $      13,300,688
                                                                       =================       =================

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable - trade                                      $           1,349       $          17,435
         Interest payable                                                        238,880                 238,880
         Prepaid rents                                                            81,840                  57,675
         Maintenance reserves                                                    154,428                 127,788
                                                                       -----------------       -----------------
Total current liabilities                                                        476,497                 441,778

Medium-term secured bonds                                                     11,076,350              11,076,350
                                                                       -----------------       -----------------
Total liabilities                                                             11,552,847              11,518,128
                                                                       -----------------       -----------------
Preferred stock, no par value,
         300,000 shares authorized, 195,465
         issued and outstanding                                                1,661,452               1,661,452
Common stock, no par value,
         1,000,000 shares authorized, 815,200
         issued and outstanding                                                  815,200                 815,200
Accumulated deficit                                                             (778,389)               (694,092)
                                                                       -----------------       -----------------
Total shareholders' equity                                                     1,698,263               1,782,560
                                                                       -----------------       -----------------
Total liabilities and shareholders' equity                             $      13,251,110       $      13,300,688
                                                                       =================       =================
See accompanying notes.

                                                             JETFLEET III
                                                       Statements of Operations
                                                              (Unaudited)


                                                  For the Six Months                 For the Three Months
                                                    Ended June 30,                      Ended June 30,
                                               1998                1997             1998            1997

Revenues:

     Rent income, net of
        finance charges                 $     1,138,620     $       858,194     $       569,310    $        472,650
     Interest income                             20,679              44,663              10,213               4,013
                                        ---------------     ---------------     ---------------    ----------------
                                              1,159,299             902,857             579,523             476,663
                                        ---------------     ---------------     ---------------    ----------------

Expenses:

     Depreciation expense                       300,539             216,879             150,269             123,438
     Amortization expense                       114,310              95,957              57,155              49,856
     Interest expense                           716,640             675,141             358,320             357,885
     Management fees                             97,733              96,307              48,866              48,866
     General and administrative                  14,374              11,572               7,190               4,750
                                        ---------------     ---------------     ---------------      --------------
                                              1,243,596           1,095,856             621,800             584,795
                                        ---------------     ---------------     ---------------      --------------
Net loss                                $       (84,297)    $      (192,999)    $       (42,277)     $     (108,132)
                                        ===============     ===============     ===============      ==============
Weighted average common shares                  815,200             580,903             815,200             613,650
                                        ===============     ===============     ===============      ==============
Net loss per common share               $        ( 0.10)    $        ( 0.33)    $         (0.05)     $        (0.18)
                                        ===============     ===============     ===============      ==============













See accompanying notes.

                                                              JETFLEET III
                                                       Statements of Cash Flows
                                                              (Unaudited)

                                                                      For the Six Months Ended June 30,
                                                                       1998                      1997

Net cash provided by operating activities                     $          349,479        $          278,514

Investing activity -
         Purchase of interests in aircraft                                     -                  (991,550)

Financing activities:
         Proceeds from issuance of
            medium-term secured bonds                                          -                 2,269,500
         Debt issue costs                                                      -                  (226,950)
         Proceeds from issuance of preferred stock                             -                   400,500
         Offering costs                                                        -                   (40,050)
         Proceeds from issuance of common stock                                -                    95,600
                                                              ------------------        ------------------
Net cash provided by financing activities                                      -                 2,498,600
                                                              ------------------        ------------------
Net increase in cash                                                     349,479                 1,785,564

Cash, beginning of period                                                539,626                   255,851
                                                              ------------------        ------------------
Cash, end of period                                           $          889,105        $        2,041,415
                                                              ==================        ==================

     Supplemental schedule of noncash investing and financing activities: During
January 1997, the Company exercised its option to purchase three aircraft which previously served as collateral for loans made by the Company during 1996. The purchase price for the three aircraft was equal to the unpaid balance, including principal and interest totaling $2,294,228, on the secured note for each aircraft, which balances were paid in full by the seller immediately prior to the Company's purchase of each aircraft.

















See accompanying notes.

                                  JETFLEET III
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


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

     The accompanying balance sheets at June 30, 1998 and December 31, 1997 and statements of operations and cash flows for the six months and three months ended June 30, 1998 and 1997 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

                                  JETFLEET III
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


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

     The Company made no investments in aircraft during the first six months of 1998.

     Aircraft and aircraft engines leases

     S/N 13 is subject to a 120-month lease with the seller. The lease may be terminated by either party, with at least 120 days prior written notice, at the end of the first 36 months of the lease. The seller also has a fixed purchase option at the end of the first 36 months of the lease, which may be exercised with at least 90 days prior written notice. Although the lessee has not provided formal notice to terminate the lease on November 30, 1998, management anticipates that the lease will not be renewed and is, therefore, negotiating with the sub-lessee, an Australian carrier, regarding its continued use of S/N 13.

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

     4. Medium-term secured bonds

     Each $1,000 Unit subscribed in the Offering included an $850 medium-term secured bond maturing on November 1, 2003. During 1997, the Company accepted subscriptions for 2,310 Units aggregating $2,310,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $1,963,500 in Bonds and 40,050 shares of Preferred Stock. The Bonds bear interest at an annual

                                  JETFLEET III
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

     4. Medium-term secured bonds (continued)

rate of 12.94% from issuance through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Interest is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. The carrying amount of the notes payable approximates fair value.

     5. Related Party Transactions

     The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the first six months of 1998 and 1997, the Company paid a total of $97,733 and $96,307, respectively, in management fees to JMC.

     JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first six months of 1998, it did not pay any brokerage fees or Chargeable Acquisition Expenses to JMC. The Company paid JMC $73,200 and $3,350 for brokerage fees and Chargeable Acquisition Expenses, respectively, during the first six months of 1997.

     As discussed in Note 1, the Company reimburses JMC for certain costs incurred in connection with the organization of the Company and the Offering. Because the Offering was closed to new subscriptions during June 1997, the Company did not reimburse JMC for any organization and offering expenses during the first six months of 1998. The Company reimbursed JMC $53,400 during the first six months of 1997.



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Capital Resources and Liquidity

     On June 30, 1998, the Company had cash balances of $1,024,036. Of this amount, $134,931 was deposits which represent maintenance reserves collected from lessees and interest earned on those funds, as applicable. The remainder of the Company's cash balance was held primarily for the interest payment made to the Unitholders in August 1998 and for normally recurring expenses.

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

     The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between November 1998 and November 2001. Although S/N 13 is subject to a 120-month lease, the lease may be terminated by either the lessor or lessee at the end of the first 36 months with at least 120 days prior written notice. Although the lessee has not provided formal notice to terminate the lease on November 30, 1998, management anticipates that the lease will not be renewed and is, therefore, negotiating with the sub-lessee, an Australian carrier, regarding its continued use of S/N 13.

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

     The Company did not purchase aircraft during the first six months of 1998 and, therefore, had no cash flows from investing activities. The Company also had no cash flows from financing activities because the Offering terminated during June 1997.

     Results of Operations

     The Company recorded a net loss of ($84,297) or ($0.10) per share and ($192,999) or ($0.33) per share for the six months ended June 30, 1998 and 1997, respectively and ($42,277) or ($0.05) and ($108,132) or ($0.18) per share for the three months ended June 30, 1998 and 1997, respectively.

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


Part II. Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     The effective date of the Form SB-2 Registration Statement for JetFleet III was September 27, 1995, and assigned Commission File No. 33-84336-LA. The offering terminated on June 2, 1997. Of the 20,000 Units registered, 13,134 Units were sold. The Dealer Manager for the offering was Crispin Koehler Securities. The offering price of the Units was $1000, each Unit consisting of a secured bond with a principal amount of $850, and 15 shares of non-convertible, redeemable Preferred Stock. The gross proceeds of the offering of the Units was $13,031,000, representing 13,031 Units sold. The amount of expenses incurred in connectiion with the issuance and distribution consisted of sale commissions of $1,042,480 and offering expenses of $260,620. The remaining $11,727,900 was applied toward purchase of aircraft equipment, of which $927,542 consisted of brokerage fees paid to JetFleet Management Corp., the sole common shareholder of and management company for the Company.


Item 3.  Defaults Upon Senior Securities

     No disclosure required.



Item 4.  Submission of Matters to a Vote of Security Holders

     No disclosure required.


Item 5.  Other Information

     No disclosure required.


Item 6.  Exhibits and Reports on Form 8-K

     1. Exhibit 27. Financial Data Schedule



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JetFleet III

August 10, 1998                      By: /s/ Neal D. Crispin
Date                                    ---------------------------------------
                                        Neal D. Crispin, President and Chairman
                                        of the Board of Directors of the
                                        Registrant