Form 10QSB
period 1998-09-30
JETFLEET III
filed 1998-11-05
CIK 930832

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


                                                             JETFLEET III
                                                            Balance Sheets

                                                                ASSETS

                                                                       September 30,           December 31,
                                                                           1998                    1997
                                                                       (Unaudited)
Current assets:
         Cash                                                          $       1,046,370       $         539,630
         Deposits                                                                284,210                 107,910
         Rent receivable                                                          55,220                  48,900
         Accounts receivable                                                       2,650                  19,880
                                                                       -----------------       -----------------
Total current assets                                                           1,388,450                 716,320

Aircraft under operating lease, net of
         accumulated depreciation of $1,212,410
         in 1998 and $761,600 in 1997                                         10,734,950              11,185,750
Debt issue costs, net of accumulated
         amortization of $499,300 in 1998
         and $327,830 in 1997                                                  1,162,150               1,333,620
Other, including deferred tax asset
         net of valuation allowance                                               65,000                  65,000
                                                                       -----------------       -----------------
Total assets                                                           $      13,350,550       $      13,300,690

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable - trade                                      $           1,350       $          17,430
         Interest payable                                                        238,880                 238,880
         Prepaid rents                                                            81,840                  57,680
         Maintenance reserves                                                    286,530                 127,790
                                                                       -----------------       -----------------
Total current liabilities                                                        608,600                 441,780

Medium-term secured bonds                                                     11,076,350              11,076,350
                                                                       -----------------       -----------------
Total liabilities                                                             11,684,950              11,518,130

Preferred stock, no par value,
         300,000 shares authorized, 195,465
         issued and outstanding                                                1,661,450               1,661,450
Common stock, no par value,
         1,000,000 shares authorized, 815,200
         issued and outstanding                                                  815,200                 815,200
Accumulated deficit                                                             (811,050)               (694,090)
                                                                       -----------------       -----------------
Total shareholders' equity                                                     1,665,600               1,782,560
                                                                       -----------------       -----------------
Total liabilities and shareholders' equity                             $      13,350,550       $      13,300,690
                                                                       =================       =================

See accompanying notes.

                                                            JETFLEET III
                                                       Statements of Operations
                                                              (Unaudited)


                                                  For the Nine Months                For the Three Months
                                                  Ended September 30,                 Ended September 30,
                                               1998                1997             1998            1997
Revenues:

     Rent income                        $     1,707,930     $     1,427,510     $       569,310    $        569,310
     Interest income                             34,370              72,890              13,690              28,230
                                        ---------------     ---------------     ---------------    ----------------
                                              1,742,300           1,500,400             583,000             597,540
                                        ---------------     ---------------     ---------------    ----------------

Expenses:

     Depreciation expense                       450,810             363,520             150,270             146,640
     Amortization expense                       171,470             150,830              57,160              54,870
     Interest expense                         1,074,960           1,033,460             358,320             358,320
     Management fees                            146,600             145,170              48,860              48,860
     General and administrative                  15,430              20,090               1,050               8,520
                                        ---------------     ---------------     ---------------    ----------------
                                              1,859,260           1,713,070             615,660             617,210
                                        ---------------     ---------------     ---------------    ----------------
Net loss                                $      (116,960)    $      (212,670)           $(32,660)   $        (19,670)
                                        ===============     ===============     ===============    ================

Weighted average common shares                  815,200             629,591             815,200             725,379
                                        ===============     ===============     ===============    ================

Net loss per common share               $        ( 0.14)    $        ( 0.34)             $(0.04)   $          (0.03)
                                        ===============     ===============     ===============    ================














See accompanying notes.

                                                              JETFLEET III
                                                       Statements of Cash Flows
                                                              (Unaudited)


                                                                         For the Nine Months Ended
                                                                                September 30,
                                                                       1998                      1997
Net cash provided by operating activities                     $          506,740        $          460,250

Investing activity -
         Purchase of interests in aircraft                                     -                (2,661,950)

Financing activities:
         Proceeds from issuance of
            medium-term secured bonds                                          -                 2,269,500
         Debt issue costs                                                      -                  (226,950)
         Proceeds from issuance of preferred stock                             -                   400,500
         Offering costs                                                        -                   (40,050)
         Proceeds from issuance of common stock                                -                    95,600
                                                              ------------------        ------------------
Net cash provided by financing activities                                      -                 2,498,600
                                                              ------------------        ------------------
Net increase in cash                                                     506,740                   296,900

Cash, beginning of period                                                539,630                   255,850
                                                              ------------------        ------------------
Cash, end of period                                           $        1,046,370        $          552,750
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

















See accompanying notes.

                                  JETFLEET III
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


     1. Basis of presentation

     JetFleet III (the "Company") was incorporated in the state of California on August 23, 1994 ("Inception"). All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. JetFleet Management Corp. ("JMC"), a subsidiary of JHC, is the management company for the Company, and also manages AeroCentury Corp., a Delaware corporation, and AeroCentury IV, Inc., a California corporation, which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of both companies.

     The accompanying balance sheets at September 30, 1998 and December 31, 1997 and statements of operations and cash flows for the nine months and three months ended September 30, 1998 and 1997 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those etimates.

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

     Organization and offering costs

     Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JHC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering. The Company also issued 651,550 shares of common stock to JHC as reimbursement of organization and offering costs JHC incurred in excess of the 2.0% cash reimbursement (collectively, the "Reimbursement").

     The Company capitalized the portion of the Reimbursement related to the Bonds (85%) and amortizes such costs over the life of the Bonds (approximately eight years). The remainder of the amount paid by the Company for organization and offering costs was deducted from shareholders' equity.

                                 JETFLEET III
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


     3. Aircraft and Aircraft Engines Under Operating Leases

     Aircraft and aircraft engines

     The Company's interests in aircraft are recorded at cost, which include acquisition costs. Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

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

     The Company made no investments in aircraft during the first nine months of 1998.

     Aircraft and aircraft engines leases

     S/N 13 is subject to a 120-month lease with the seller. The lease may be terminated by either party, with at least 120 days prior written notice, at the end of the first 36 months of the lease. The lessee has provided notice to terminate the lease on November 30, 1998. Management is currently negotiating with the sub-lessee, an Australian carrier, regarding its continued use of S/N 13.

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

                                  JETFLEET III
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


     4. Medium-term secured bonds

     Each $1,000 Unit subscribed in the Offering included an $850 medium-term secured bond maturing on November 1, 2003. During the year ended 1997, the Company accepted subscriptions for 2,310 Units aggregating $2,310,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $1,963,500 in Bonds and 40,050 shares of Preferred Stock. The Bonds bear interest at an annual rate of 12.94% from issuance through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Interest is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. The carrying amount of the notes payable approximates fair value.

     5. Related Party Transactions

     The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. During the first nine months of 1998 and 1997, the Company paid a total of $146,600 and $145,170, respectively, in management fees to JMC.

     JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first nine months of 1998, it did not pay any brokerage fees or Chargeable Acquisition Expenses to JMC. The Company paid JMC $276,200 and $20,750 for brokerage fees and Chargeable Acquisition Expenses, respectively, during the first nine months of 1997.

     As discussed in Note 1, the Company reimburses JHC for certain costs incurred in connection with the organization of the Company and the Offering. Because the Offering was closed to new subscriptions during June 1997, the Company did not reimburse JHC for any organization and offering expenses during the first nine months of 1998. The Company reimbursed JHC $53,400 during the first nine months of 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Capital Resources and Liquidity

     On September 30, 1998, the Company had cash balances of $1,330,580. Of this amount, $284,210 was deposits which represent maintenance reserves collected from lessees and interest earned on those funds, as applicable. The remainder of the Company's cash balance was held for the interest payment made to the Unitholders in November 1998, for normally recurring expenses and for investment in additional aircraft. At September 30, 1998, the Company had approximately $500,000 available for investment.

     Since Inception, the Company's funds have come in the form of an initial contribution from JHC, proceeds from the Offering and rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Unitholders and to the extent expenses exceed cash flows from leases.

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

     The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between November 1998 and November 2001. The lessee for S/N 13 has provided notice to terminate the lease on November 30, 1998 and, therefore management is negotiating with the sub-lessee, an Australian carrier, regarding its continued use of S/N 13. Management believes that, even if the sub-lessee does not continue to lease S/N 13, the Company will continue to have sufficient cash to meet its immediate requirements.

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

     The Company did not purchase aircraft during the first nine months of 1998 and, therefore, had no cash flows from investing activities. The Company also had no cash flows from financing activities because the Offering terminated during June 1997.

     Results of Operations

     The Company recorded a net loss of ($116,960) or ($0.14) per share and ($212,670) or ($0.34) per share for the nine months ended September 30, 1998 and 1997, respectively and ($32,660) or ($0.04) and ($19,670) or ($0.03) per share for the three months ended September 30, 1998 and 1997, respectively.

     1998 versus 1997

     Rental income for the nine month period of 1998 increased as a result of the additional rent received from aircraft purchased during 1997. Interest income decreased in 1998 because, at the end of January 1997, the Company exercised its purchase options for three aircraft which previously served as collateral for three secured loans. As a result, the Company recognized no interest income for the loans during 1998, compared to one month of interest income during 1997.

     Amortization and depreciation increased from year to year as a result of the additional funds raised during 1997 and the depreciable aircraft purchased with those funds. Interest expense and management fees also increased in the first nine months of 1998 as a result of the additional proceeds raised.

     Factors that May Affect Future Results

     Year 2000 Considerations. Management of the Company has directed its information technology ("IT") manager to require any software or hardware purchased for use by the Company to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation. The IT manager has determined that, because the Company's IT system is based on a "MacOS" system, the Company's internal technology systems are ready for Year 2000, and there should not be any material costs associated with such remediation. Furthermore, the phone and internet systems have been warranted by their vendors for Year 2000 compliance. The Company's internal and administrative operations are not highly dependent on any other advanced technology system, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues in its internal and administrative operations is not significant.

     Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company; however, a formal study has not yet been undertaken of the aircraft equipment on lease. The Company will be consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance. Since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft

     Of course, to the extent that a lessee has Year 2000 problems that significantly adversely affect its overall financial status, such material problems may affect the lessee's operations and increase the risk of default by a lessee under its lease with the Company. Furthermore, Year 2000 issues may have a material impact on FAA operations and the operations of certain air carriers, which in turn would negatively affect the aircraft industry in general.

     The Company's essential functions are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to the Company is not likely to cause a material loss to the Company. Of course, the Company' ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services, banking institutions. The state of Year 2000 readiness of these third parties cannot be assessed by the Company; however, management believes that a temporary interrruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.


Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

1.    Exhibit 27.  Financial Data Schedule

2.    Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             JetFleet III

November 5, 1998                     By:/s/ Neal D. Crispin
-----------------                       ---------------------------------------
Date Neal D. Crispin, President and Chairman of the Board of Directors of the Registrant, Chief Financial Officer