Form 10KSB
period 1998-12-31
JETFLEET III
filed 1999-03-26
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:  33-84336-LA

                                  JetFleet III
                 (Name of small business issuer in its charter)

       California                                        94-3208983
(State or other jurisdiction                I.R.S. Employer Identification No.)
of incorporation or organization)

                 1440 Chapin Avenue, Suite 310
                    Burlingame, California                              94010
           (Address of principal executive offices)                  (Zip Code)

Issuer's  telephone  number,   including  area  code:(650)  340-1880  Securities
registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   ---    ----

Check if there no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer's most recent fiscal year:  $2,348,390

On March 26, 1999 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 26, 1999 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                                     PART I

Item 1.           Business.

Business of the Company

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

All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to its newly-created wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages AeroCentury Corp., a Delaware corporation, and AeroCentury IV, Inc., a California corporation, which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

The directors of the Company are Neal D. Crispin, Chairman and Edwin S. Nakamura, Director. The officers of the Company are Neal D. Crispin, President, Marc J. Anderson, Senior Vice President and Chief Operating Officer, Frank Duckstein, Vice President and Glenn Roberts, Secretary.

The Company received Securities and Exchange Commission ("SEC") clearance for the Offering on September 27, 1995. Between September 1995 and June 1997, the Company raised $13,031,000 in the Offering. The Bonds bear interest at 12.94% from issuance through October 31, 1998, and thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 200 basis points, but not less than 8.24%. The current interest rate payable on the Bonds is 8.24%, and the next adjustment date is November 1, 1999. The Company may prepay all or a portion of the outstanding principal of the Bonds at any time beginning November 1, 1998. The Preferred Stock was issued for $10 per share and is entitled to receive 50% in the aggregate, of any remaining proceeds after (1) the Preferred Stock has been redeemed at $10 per share and (2) the Common Stock has been redeemed at $1 per share. A dividend can only be paid on the Common Stock if a dividend has also been paid on each share of Preferred Stock in any amount equal to ten times the per-share dividend paid on the Common Stock.

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

Aircraft and Aircraft Engines

The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Shorts SD3-60, serial number S/N 3611 ("S/N 3611"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, serial number AC-621 ("S/N AC-621"), a Shorts SD-360, serial number S/N 3656 ("S/N 3656") and a 50% undivided interest in a Shorts SD-360, serial number S/N 3676 ("S/N 3676").

The Company invested approximately $5,142,000, including reimbursement for chargeable acquisition costs and brokerage fees of approximately $298,450, in aircraft assets during 1997. The Company did not invest in any aircraft during 1998. During 1998, the Company sold its 50% interest in a Fairchild Metro II SA-226-TC, serial number TC-370 to the lessee and recognized a gain in connection with the sale.

S/N 13 is subject to a 120-month lease with the seller. The S/N 13 lease may be terminated by either party, with at least 120 days prior written notice, at the end of the first 36 months of the lease. The lessee provided notice to terminate the lease on November 30, 1998, but subsequently extended the lease through March 29, 1999. Management is currently negotiating with the sub-lessee, an Australian carrier, regarding its continued use of S/N 13.

S/N 3611 is subject to a 27-month lease expiring on March 27, 1999 with the seller, a British regional airline. The lessee of S/N 3611 has provided notice to terminate the lease and management is currently negotiating the sale of S/N 3611.

S/N 674267 is an engine used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller ending on November 1, 2001. S/N 674267 is subleased by the seller to a Mexican-based regional carrier.

S/Ns 646, 751 and 696 are subject to similar 36-month leases, expiring on July 1, 2001, with a U.S. regional carrier.

S/N AC-621 is subject to a 36-month lease expiring on May 31, 1999 with a regional carrier in Alaska. Management is currently negotiating a renewal of the lease with the lessee.

S/N 3656 and S/N 3676 are subject to similar 48-month leases with a British regional airline.

Purchase of Dash-6's for Cancellation of Indebtedness

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

Factors that May Affect Future Results

General Economic Conditions. The market for used aircraft has been cyclical, and usually reflects economic conditions and the strength of the travel and transportation industry. The Company believes that the air transport industry is currently stable, with demand for aircraft, asset prices and lease rates level, and in some cases, increasing. Nonetheless at any time, the market for used aircraft may be adversely affected by such factors as airline financial difficulties, higher fuel costs, and improved availability and economics of new replacement aircraft.

An adverse change in the global air travel industry, however, could result in reduced carrier revenue and excess capacity and increase the risk of failure of some weaker regional air carriers. While the Company believes that with proper asset and lessee selection in the current climate, as well as during such downturns, the impact of such changes on the Company can be reduced, there is no assurance that the Company's business will escape the effects of such a global downturn, or a regional downturn in an area where the Company has placed a significant amount of its assets.

Reliance on JMC. All management of the Company is performed by JMC pursuant to a management agreement between JMC and the Company. The Board of Directors does, however, have ultimate control and supervisory responsibility over all aspects of the Company and does owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of the Company are also officers or employees of JMC, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices. Although the Company has taken steps to prevent such conflicts, such conflicts of interest arising from such dual roles may still occur.

Ownership Risks. Most of the Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to profitably re-lease or re-sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to re-lease or re-sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket or sell its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operation could be adversely affected.

Lessee Credit Risk. If a lessee defaults upon his obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small domestic and foreign regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

International Risks. The Company's portfolio includes leases with foreign air carriers. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment, and related leases. This could add difficulty in recovering an engine in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region that such lessee is located even if the U.S. economy remains strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy is not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, in the future, the Company may agree to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which makes it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

Competition. The Company has many competitors in the aircraft leasing industry, including leasing companies, banks and other financial institutions and aircraft leasing partnerships. The market is highly competitive. Most of the Company's competitors have substantially greater financial and other resources than the Company.

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, could be held liable for injuries or damage to property caused by its assets. Though some protection may be provided by the United States Aviation Act with respect to its aircraft assets, it is not clear to what extent such statutory protection would be available to the Company and such act may not apply to aircraft operated in foreign countries. Though the Company may carry insurance or require a lessee to insure against a risk, some risks of loss may not be insurable. An uninsured loss with respect to the Equipment or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from such equipment.

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to re-lease or re-sell equipment at acceptable rates may depend on the demand and market values at the time of re-lease or re-sale. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and re-sale value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those aircraft engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same time increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's turboprop aircraft.

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases on leases to regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees results in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

Year 2000 Considerations. Management of the Company has directed its information technology ("IT") manager to require any software or hardware purchased for use by the Company to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation. The IT manager has determined that, because the Company's IT system is based on the "MacOS" system, the Company's internal technology systems are ready for Year 2000, and there should not be any material costs associated with such remediation. Furthermore, the phone and internet access systems have been warranted by their vendors for Year 2000 compliance. The Company's internal and administrative operations are not highly dependent on any other advanced technology system, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues in its internal and administrative operations is not significant.

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. The Company believes that there should not be any material costs in connection with such a study. The Company is consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance. Since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft.

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

The Company's essential functions are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry specific third party vendor or service provider to the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services, banking institutions. The Company is in the process of inquiring with such providers regarding their respective Year 2000 readiness. The state of Year 2000 readiness of these third parties cannot be assessed by the Company; however, management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

Item 2.           Properties

The Company does not own or lease any real property, plant or materially important physical properties other than equipment under operating lease as set forth in Item 1.

The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by the Company.

Item 3.           Legal Proceedings.

The Company is not involved in any legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.


                                     PART II

Item 5.           Market for the Common Equity and Related Stockholder Matters.

General

There is no established trading market for the Units and their constituent securities (collectively, the "Securities"), and none of the Securities are listed on any securities exchange.

Number of Security Holders

                  Number of holders of Series A
                  Units ("Unitholders") as of March 26, 1999:  799

Dividends

The Company has not declared a dividend on either the Preferred Stock or Common Stock since Inception. The Company is not permitted to pay any dividends on the Common Stock unless the shares of Preferred Stock also receive a per share dividend equal to ten times the per share dividend paid to the Common Stock. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Under the Indenture under which the Bonds were issued, dividends may not be paid until the Bonds are repaid in full.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Capital Resources and Liquidity

At the end of 1998, the Company had cash balances of $1,639,760 and deposits of $244,400. The Company's cash balances were held for the interest payment made to the Unitholders in February 1999, for normally recurring expenses and for investment in additional Income Producing Assets.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between March 1999 and November 2001. Leases expiring during 1999 include those for S/N 13, S/N 3611 and S/N AC-621. Management is currently negotiating extensions of the leases for S/N 13 S/N AC-621. S/N 3611was sold on March 16, 1999 and the sales proceeds are being held for investment in additional Income Producing Assets.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and a variable rate thereafter, calculated annually on November
1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. On October 31, 1998, the one-year United States Treasury bill rate was 4.10% which would result in a bond rate of 6.10%. Therefore, for the period November 1, 1998 through October 31, 1999, the variable rate is equal to 8.24%.

         1998 versus 1997

The increase in cash flow from operations was due partially to a decreased net loss (see Results of Operations, below). Other significant factors were an increase in maintenance deposits collected from lessees and an increase in the collection of accounts receivable and rent receivable. These increases were partially offset by a decrease in prepaid rent and interest payable.

The decrease in cash flow used by investing activities was due to the Company's purchase of aircraft during 1997 versus no purchases and the sale of one aircraft during 1998. The decrease in cash flow from financing activities was because the Offering terminated during June 1997.

Although the Company has positive cash flow from operations, the Company operates at a net loss due to depreciation and interest expense.

Results of Operations

The Company recorded a net loss of ($53,680) or ($0.07) per share and ($284,150) or ($0.42) per share for the years ended December 31, 1998 and 1997, respectively.

         1998 versus 1997

Rental income increased by approximately $285,000 during 1998 as a result of the additional rent received from aircraft purchased during 1997. Interest income decreased by approximately $27,000 in 1998 because, during January 1997, the Company exercised its purchase options for three aircraft which previously served as collateral for secured loans (See Business - Purchase of Dash 6's for Cancellation of Indebtedness, above). As a result, the Company had one month of interest income from the secured loans during 1997 and no such interest income during 1997. During 1998, the Company recognized a gain in connection with the sale of an aircraft.

Depreciation and amortization increased by approximately $95,000 and $21,000, respectively, from year to year as a result of the additional funds raised during 1997 and the depreciable aircraft purchased with those funds. Interest expense decreased by approximately $45,000 during 1998 due to the decrease in the rate payable on the Company's Bonds from 12.94% to 8.24%, effective November 1, 1998. Management fees and general and administrative expenses were approximately the same from year to year.

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for JetFleet III:

                           Report of Independent Auditors, Vocker Kristofferson and Co. Balance Sheet as of December 31, 1998 Statements of Operations for the Years Ended December 31, 1998 and 1997 Statements of Changes in Shareholders' Equity for the Years Ended
                              December 31, 1998 and 1997
                           Statements of Cash Flows for the Years Ended
                              December 31, 1998 and 1997
                           Notes to Financial Statements

         (2)      Schedules:

                          All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of JetFleet III


We have audited the accompanying balance sheet of JetFleet III, a California corporation, as of December 31, 1998 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetFleet III, at December 31, 1998 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and December 31, 1997, in conformity with generally accepted accounting principles.



VOCKER KRISTOFFERSON AND CO.

/s/ Vocker Kristofferson and Co.

February 4, 1999
San Mateo, California



                                  JETFLEET III
                                  Balance Sheet
                                December 31, 1998



                                     ASSETS

Current assets:
     Cash                                                                                    $   1,639,760
     Deposits                                                                                      244,400
     Rent receivable                                                                                24,560
                                                                                             -------------
Total current assets                                                                             1,908,720

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $1,325,420                                              10,259,760
Debt issue costs, net of accumulated
     amortization of $556,450                                                                    1,105,000
Other assets                                                                                           900
                                                                                             -------------

Total assets                                                                                 $  13,274,380
                                                                                              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
     Accounts payable                                                                        $      14,250
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  57,680
     Maintenance deposits                                                                          245,100
                                                                                             -------------
Total current liabilities                                                                          469,150

Medium-term secured bonds                                                                       11,076,350

Total liabilities                                                                               11,545,500

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (747,770)
                                                                                             -------------
Total shareholders' equity                                                                       1,728,880
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  13,274,380
                                                                                             =============


See accompanying notes.

                                  JETFLEET III
                            Statements of Operations


                                                              For the Year Ended December 31,

                                                              1998                      1997
Revenues:

     Rent income                                          $   2,262,990             $   1,978,270
     Gain on sale of aircraft                                    30,830                         -
     Interest income                                             54,570                    81,650
                                                          -------------             -------------

                                                              2,348,390                 2,059,920
                                                          -------------             -------------


Expenses:

     Depreciation                                               597,500                   502,810
     Amortization                                               228,620                   207,980
     Interest                                                 1,346,510                 1,391,780
     Professional fees and general and administrative            33,970                    47,460
     Management fees                                            194,390                   192,910
                                                          -------------             -------------

                                                              2,400,990                 2,342,940
                                                          -------------             -------------

Loss before taxes                                              (52,600)                 (283,020)

Provision for income taxes                                        1,080                     1,130
                                                          -------------             -------------

Net loss                                                  $    (53,680)             $   (284,150)
                                                          =============             =============

Weighted average common shares outstanding                      815,200                   674,527
                                                          =============             =============

Basic loss per common share                               $      (0.07)             $      (0.42)
                                                          =============             =============


See accompanying notes.

                                  JETFLEET III
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 1998 and 1997

                                                                                                 Total
                                           Preferred         Common          Accumulated     Shareholders'
                                             Stock            Stock            Deficit          Equity

Balance, December 31, 1996              $   1,331,230     $     518,050    $   (409,940)     $   1,439,340

Issuance of 40,050 shares of
preferred stock, net of offering costs        330,220                -                 -           330,220

Issuance of 297,150 shares of
  common stock                                      -           297,150                -           297,150

Net loss for the period                             -                 -        (284,150)         (284,150)
                                        -------------     -------------    -------------     -------------

Balance, December 31, 1997                  1,661,450           815,200        (694,090)         1,782,560

Net loss for the period                             -                 -         (53,680)          (53,680)
                                        -------------     -------------    ------------      -------------

Balance, December 31, 1998              $   1,661,450     $     815,200    $   (747,770)     $   1,728,880
                                        =============     =============    =============     =============


See accompanying notes.

                                  JETFLEET III
                            Statements of Cash Flows

                                                                     For the Year Ended December 31,
                                                                       1998                  1997
Operating activities:
     Net loss                                                     $     (53,680)        $   (284,150)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Depreciation                                                    597,500              502,810
         Amortization                                                    228,620              207,980
         Gain on sale of aircraft                                       (30,830)                    -
         Change in operating assets and liabilities:
           Deposits                                                    (136,490)             (94,640)
           Rent receivable                                                24,340             (35,900)
           Accounts receivable                                            19,880             (19,220)
           Other assets                                                   64,100              119,730
           Accounts payable                                              (3,180)                5,080
           Prepaid rents                                                       -               57,680
           Interest payable                                             (86,760)               55,830
           Maintenance deposits                                          117,310              114,510
                                                                  --------------        -------------
     Net cash provided by operating activities                           740,810              629,710

Investing activities:
     Purchase of interests in aircraft                                         -          (5,142,410)
     Proceeds from sale of aircraft                                      359,330                    -
     Payments received on secured notes receivable                             -            2,311,140
                                                                  --------------        -------------
Net cash provided/(used) by investing activities                         359,330          (2,831,270)

Financing activities:
     Proceeds from issuance of medium-term secured bonds                       -            2,269,500
     Debt issue costs                                                          -            (226,950)
     Proceeds from issuance of preferred stock                                 -              400,500
     Offering costs                                                            -             (40,050)
     Proceeds from issuance of common stock                                    -               95,600
                                                                  --------------        -------------
Net cash provided by financing activities                                      -            2,498,600

Net increase in cash                                                   1,100,140              297,040

Cash, beginning of period                                                539,620              242,580
                                                                  --------------        -------------

Cash, end of period                                               $    1,639,760        $     539,620
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                            1998                 1997
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $    1,433,280        $   1,335,950
     Income taxes                                                          1,080                1,130

Supplemental schedule of noncash investing and financing activities:
During 1997, JHC contributed $201,550 of the total it paid for debt issue costs as a common stock investment in the Company.

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

         All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to its newly-created wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages AeroCentury Corp., a Delaware corporation, and AeroCentury IV, Inc., a California corporation, which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         As the Company has substantial amounts of long-lived assets that are potentially subject to impairment, FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" has been applied for the year ending December 31, 1998. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. There were no write-downs required during 1998.

         Organization and Offering Costs

         Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JHC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement").

         JHC contributed $450,000 of the total it estimated it would pay for organization and offering expenses as a common stock investment in the Company (the "Initial Contribution"). The Company issued 450,000 shares of common stock to JHC in return for the Initial Contribution. To the extent that JHC incurred expenses in excess of the 2.0% cash limit, such excess expenses were repaid to JHC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company can issue is limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company.

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance and are subject to withdrawal restrictions. As of December 31, 1998, the Company maintained $965,080 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Shorts SD3-60, serial number S/N 3611 ("S/N 3611"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621") a Shorts SD3-60, serial number S/N 3656 ("S/N 3656") and a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676 ("S/N 3676").

         The Company did not invest in any aircraft during 1998. During 1998, the Company sold its 50% interest in a Fairchild Metro II SA-226-TC, serial number TC-370 to the lessee. The Company recognized a gain of approximately $30,830 in connection with the sale.

         Aircraft and Aircraft Engines Leases

         S/N 13 is subject to a 120-month lease with the seller. The S/N 13 lease may be terminated by either party, with at least 120 days prior written notice, at the end of the first 36 months of the lease. The lessee provided notice to terminate the lease on November 30, 1998, but subsequently extended the lease through March 29, 1999. Management is currently negotiating with the sub-lessee, an Australian carrier, regarding its continued use of S/N 13.

         S/N 3611 is subject to a 27-month lease expiring on March 27, 1999 with the seller, a British regional airline. As discussed in Note 7, S/N 3611 was sold on March 16, 1999.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

         S/N 674267 is used on a McDonnell Douglas DC-9 and is subject to a 60-month sublease, expiring on November 1, 2001, between the seller and a Mexican based regional carrier.

         S/Ns 646, 751 and 696 are subject to similar 36-month leases, expiring on July 1, 2001, with a U.S. regional carrier.

         S/N AC-621 is subject to a 36-month lease expiring on May 31, 1999 with a U.S. regional carrier in Alaska. Management is currently negotiating a renewal of the lease with the lessee.

         S/N 3656 and S/N 3676 are subject to similar 48-month leases, expiring on July 27, 2001, with a Scottish regional airline.

         Certain of the Company's aircraft are leased and operated internationally. All leases relating to these aircraft are denominated and payable in U.S. dollars.

         The Company leases its aircraft to lessees domiciled in four geographic areas. The tables below set forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                                                             For the Years Ended December 31,
Region                                                                        1998                      1997
------                                                                        ----                      ----
Operating lease revenue:
         United States                                                 $        730,350          $          657,490
         Australia                                                              720,000                     720,000
         Europe                                                                 656,640                     444,780
         Mexico                                                                 156,000                     156,000
                                                                       ----------------          ------------------
Total                                                                  $      2,262,990          $        1,978,270
                                                                       ================          ==================

Operating lease revenue less depreciation:
         United States                                                 $        541,780          $          491,100
         Australia                                                              521,090                     521,080
         Europe                                                                 473,730                     334,390
         Mexico                                                                 128,890                     128,890
                                                                       ----------------          ------------------
Total                                                                  $      1,665,490          $        1,475,460
                                                                       ================          ==================

Net book value of operating leased assets:
         United States                                                 $      3,140,840
         Australia                                                            3,888,690
         Europe                                                               2,567,600
         Mexico                                                                 662,630
                                                                       ----------------
Total                                                                  $     10,259,760
                                                                       ================



                                  JETFLEET III
                          Notes to Financial Statements


2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

         As of December 31, 1998, minimum future lease rent payments receivable under noncancelable leases were as follows:
                  Year                   Amount

                  1999              $   1,362,240
                  2000                  1,032,240
                  2001                    607,140
                  2002                          -
                  2003                          -
                                    -------------
                                    $   3,001,620

         Detail of Investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 1997 and 1998:

                                              Accumulated
                                                 Cost              Depreciation               Net

Balance, December 31, 1996                  $  6,804,940          $    (258,790)        $   6,546,150

Additions                                      5,142,410               (502,810)            4,639,600
                                            ------------          -------------         -------------
Balance, December 31, 1997                    11,947,350               (761,600)           11,185,750

Additions                                              -               (597,500)            (597,500)
Disposals                                      (362,170)                  33,680            (328,490)
                                            ------------          --------------        -------------
Balance, December 31, 1998                  $ 11,585,180          $  (1,325,420)        $  10,259,760
                                            ============          ==============        =============

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

                                  JETFLEET III
                          Notes to Financial Statements


4.       Medium-term secured bonds

         As mentioned above, the Company raised funds through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium-term secured bond maturing on November 1, 2003. During 1997, the Company accepted subscriptions for 2,310 Units aggregating $2,310,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $1,963,500 in Bonds and 40,050 shares of Preferred Stock. The Bonds bear interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Interest is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. Based on the one-year Treasury bill rate on October 31, 1998, the Bonds bear interest at the rate of 8.24% per annum for the period November 1, 1998 through October 31, 1999. The carrying amount of the Bonds approximates fair value.

5.       Income taxes

         The items comprising income tax expense are as follows:

                                                                                             1998         1997
         Current tax provision
             Federal                                                               $           -    $            -
              State                                                                         1,080             1,130
                                                                                    -------------    --------------
              Current provision                                                             1,080             1,130
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                    (18,250)         (235,990)
              State                                                                       (2,360)          (37,170)
                                                                                    ------------     --------------
              Deferred tax provision                                                     (20,610)         (273,160)
              Valuation allowance                                                          20,610           273,160
                                                                                    -------------    --------------
         Total provision for income taxes                                           $       1,080    $        1,130
                                                                                    =============    ==============

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at statutory federal income tax rate                    $    (17,880)    $    (235,990)
         State taxes net of federal benefit                                               (2,730)          (37,170)
         State franchise taxes                                                              1,080             1,130
         Valuation allowance                                                               20,610           273,160
                                                                                    -------------    --------------
         Total provision for income taxes                                           $       1,080    $        1,130
                                                                                    =============    ==============

                                  JETFLEET III
                          Notes to Financial Statements

5.       Income taxes (continued)

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of December 31, 1998 are as follows:


        Deferred tax assets:
              Net operating loss                                                    $     550,190
              Maintenance deposits                                                         49,150
              Prepaid rent                                                                 22,660
              Amortization of organization costs                                              140
                                                                                    -------------
                  Subtotal                                                                622,140
                  Valuation allowance                                                   (293,780)
                                                                                    -------------
                  Net deferred tax assets                                                 328,360
         Deferred tax liability:
              Depreciation on aircraft                                                  (328,360)
                                                                                     ------------
                                                                                    $           -
                                                                                    =============

         The Company anticipates that the deferred tax liability will be offset by deferred tax assets and has recorded a valuation allowance for the remaining portion of deferred tax assets as the Company does not anticipate generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses may be carried forward for fifteen or twenty years depending on when they were created, and begin to expire in 2009.

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1998 and 1997, the Company accrued a total of $195,460 and $194,040, respectively, in management fees due JMC.

         JMC may receive a brokerage fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual brokerage fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 1998, the Company paid no brokerage or remarketing fees or reimbursements to JMC. During 1997, the Company paid JMC a total of $276,200 in brokerage fees and reimbursed JMC $22,250 for Chargeable Acquisition Expenses. No remarketing fees were paid during 1997.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 1998. During 1997, the Company reimbursed JHC $46,200. In addition, during 1997, JHC contributed $201,550 of the total it paid for organization and offering expenses as a common stock investment in the Company. An additional 95,600 shares of common stock in the Company at a price of $1.00 per share were purchased by JHC on March 4, 1997, in order to make JHC's investment in common stock equal to 5% of the proceeds raised by the Company.

7.       Subsequent Event

         As discussed in Note 2, the lease for S/N 3611 was to expire on March 27, 1999. On March 16, 1999, the Company sold S/N 3611 to a third party and recognized a gain of approximately $12,930.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

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

Marc J. Anderson        Senior Vice President of the Company

Frank Duckstein         Vice President of the Company

Glenn Roberts           Secretary of the Company

Sidney F. Gage          Member of JMC's Advisory Board

Neal D. Crispin, age 53. Mr. Crispin is Chairman of the Board of Directors and President of the Company. He is also President and a Director of ACY, JHC, JMC and CMA Consolidated, Inc. ("CMA"). Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JHC and JMC. He received a Bachelors degree in Economics from the University of California at Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Edwin S. Nakamura, age 61, Director. Mr. Nakamura holds a B.S. in Business from San Francisco State University. A certified public accountant, Mr. Nakamura has been the Chief Executive Officer and owner of U.S.A. Publishing, Inc. since 1981.

Marc J. Anderson, age 62. Mr. Anderson is the Company's Senior Vice President and is also Senior Vice President of JHC, JMC and ACY and a Director of ACY. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to
1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp., Director of Aircraft Sales for Fairchild SAAB Joint Venture, and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed with several airlines in various roles of increasing responsibility beginning in 1959.

Frank Duckstein, age 44. Mr. Duckstein is the Company's Vice President, Remarketing. He holds the same position with JMC. Mr. Duckstein has been in charge of market development for JMC since joining JMC 1995. From 1989 to 1995, Mr. Duckstein served as Director of Marketing for PLM International, a transportation equipment leasing company. While at PLM, he was responsible for sales and remarketing, market research and development, both domestically and internationally, of PLM's corporate and commuter aircraft, as well as their helicopter fleet. Previously, he was with the following international and regional airlines operating within Europe and the U.S. with responsibility for operation, market development and sales: Direct Air (Berlin, Germany); Air
Berlin (Berlin, Germany), and Aeroamerica (Berlin, Germany). Mr. Duckstein attended the Technical University of Berlin, majoring in Economics.

Glenn Roberts, age 34, Secretary, is also the Controller of JMC and ACY. Mr. Roberts has been employed by JMC and CMA since 1989. He has also served as Manager of Investor Relations for several equipment leasing programs sponsored by JMC and CMA and as a financial analyst for JMC. Mr. Roberts was previously employed as a production manager for a database publishing firm specializing in company and industry research reports.

Sidney F. Gage, age 55, Member of JMC Advisory Board. Mr. Gage has been a partner of Gage & Baumgarten, a management consulting firm specializing in strategic business planning, since 1990. Previously, he was Executive Vice President and Director of Mission Resources, Inc., the managing general partner of Mission Resource Partners, an oil and gas company on the American Stock Exchange, and President of Mission Securities, Inc., its NASD broker-dealer affiliate. He is a certified public accountant with degrees from the University of Notre Dame and the Stanford University Graduate School of Business. Mr. Gage has served as a consultant to the CMA Group of companies since 1990.

Item 10. Executive Compensation.

The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 1997 and 1998.

Compensation

The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1997 and 1998, the Company accrued a total of $194,040 and $195,470 in management fees due JMC.

JMC may receive a brokerage fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee shall not exceed the fair market value of the asset based on appraisal. During 1998, the Company paid no brokerage or remarketing fees or reimbursements to JMC. During 1997, the Company paid JMC a total of $276,200 in brokerage fees and reimbursed JMC for $22,250 in Chargeable Acquisition Expenses.

The Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement"). The Company made no such payments during 1998. During 1997, the Company paid $46,200 to JHC. In addition, during 1997, JHC contributed $201,550 of the total it paid for organization and offering expenses as a common stock investment in the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

No person is known to the Company to be the beneficial owner of more than 5% of the Units. No officer or director of JHC or JMC or any of its related parties beneficially owns any Units.

JHC owns 100% of the issued and outstanding common stock of the Company. Mr. Crispin, President of JHC, and Toni M. Perazzo, Vice President-Finance of JHC, collectively own the majority of the issued and outstanding common stock of JHC, including shares owned by CMA Consolidated, an affiliated company controlled by Mr. Crispin. Marc J. Anderson, Senior Vice President of JMC owns approximately 1% of JHC's common stock.

Item 12. Certain Relationships and Related Transactions.

See Item 10, above.

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K for the Fourth Quarter of 1998

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

                                  JETFLEET III


                                                      By: /s/ Neal D. Crispin
                                                          --------------------
                                                            Neal D. Crispin
                                                      Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 26, 1999.

Signature                                              Title

/s/ Neal D. Crispin                     President and Chairman of the
-------------------                     Board of Directors of the Registrant
Neal D. Crispin                         Chief Financial Officer