Form 10QSB
period 1999-03-31
JETFLEET III
filed 1999-05-17
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

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


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No



On May 14, 1999 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of May 14, 1999 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):
Yes               No       X

Part I.           Financial Information

Item 1.           Financial Statements.


                                  JETFLEET III
                                  Balance Sheet
                                 March 31, 1999


                                     ASSETS

Current assets:
     Cash                                                                                    $   2,984,490
     Deposits                                                                                      246,500
     Accounts receivable                                                                             1,150
     Rent receivable                                                                                33,000
                                                                                             -------------
Total current assets                                                                             3,265,140

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $1,340,270                                               9,055,910
Debt issue costs, net of accumulated
     amortization of $613,610                                                                    1,047,840
Other assets                                                                                         6,410
                                                                                             -------------

Total assets                                                                                 $  13,375,300
                                                                                             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $      11,500
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  64,960
     Maintenance deposits                                                                          247,920
                                                                                             -------------
Total current liabilities                                                                          476,500

Medium-term secured bonds                                                                       11,076,350

Total liabilities                                                                               11,552,850

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (654,200)
                                                                                             -------------
Total shareholders' equity                                                                       1,822,450
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  13,375,300
                                                                                             =============


See accompanying notes.



                                  JETFLEET III
                            Statements of Operations


                                                           For the Three Months Ended March 31,

                                                              1999                      1998
Revenues:

     Rent income                                          $     541,880             $     569,310
     Gain on sale of aircraft                                    12,900                         -
     Interest income                                             23,490                    10,470
                                                          -------------             -------------

                                                                578,270                   579,780
                                                          -------------             -------------


Expenses:

     Depreciation                                               141,780                   150,270
     Amortization                                                57,150                    57,150
     Interest                                                   228,170                   358,320
     Professional fees and general and administrative             8,610                     7,190
     Management fees                                             48,870                    48,870
                                                          -------------             -------------

                                                                484,580                   621,800
                                                          -------------             -------------

Income/(loss) before taxes                                       93,690                  (42,020)

Provision for income taxes                                          120                         -
                                                          -------------             -------------

Net income/(loss)                                         $      93,570             $    (42,020)
                                                          =============             =============

Weighted average common shares outstanding                      815,200                   815,200
                                                          =============             =============

Basic earnings/(loss) per common share                    $        0.11             $      (0.05)
                                                          =============             =============


See accompanying notes.



                                  JETFLEET III
                            Statements of Cash Flows

                                                                  For the Three Months Ended March 31,

                                                                       1999                  1998

Net cash provided by operating activities                         $      269,760        $     190,580

Investing activity -
     Proceeds from sale of aircraft                                    1,074,970                    -
                                                                  --------------        -------------

Net increase in cash                                                   1,344,730              190,580

Cash, beginning of period                                              1,639,760              539,620
                                                                  --------------        -------------

Cash, end of period                                               $    2,984,490        $     730,200
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                     $      228,170        $     358,320
     Income taxes                                                              -                    -


See accompanying notes.

                                  JETFLEET III
                          Notes to Financial Statements
                                 March 31, 1999


1.       Basis of Presentation

         JetFleet III (the "Company") was incorporated in the state of California on August 23, 1994 ("Inception"). The Company was formed solely for the purpose of acquiring Income Producing Assets. The Company offered up to $20,000,000 in $1,000 Series A Units (the "Offering") consisting of an $850 bond maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock") pursuant to a prospectus dated September 27, 1995 (the "Prospectus").

         The accompanying balance sheet at March 31, 1999 and statements of operations and cash flows for the three months ended March 31, 1999 and 1998 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         Organization and Capitalization

         All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to its newly-created wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages AeroCentury Corp., a Delaware corporation, and AeroCentury IV, Inc., a California corporation ("AeroCentury IV"), which are affiliates of the Company and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life (generally assumed to be twelve years) to its estimated residual value.

         Organization and Offering Costs

         Pursuant to the terms of the Prospectus, the Company paid an Organization and Offering Expense Reimbursement to JHC in cash in an amount up to 2.0% of Aggregate Gross Offering Proceeds for reimbursement of certain costs incurred in connection with the organization of the Company and the Offering (the "Reimbursement").

         JHC contributed $450,000 of the total it estimated it would pay for organization and offering expenses as a common stock investment in the Company (the "Initial Contribution"). The Company issued 450,000 shares of common stock to JHC in return for the Initial Contribution. To the extent that JHC incurred expenses in excess of the 2.0% cash limit, such excess expenses were repaid to JHC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company issued was limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company.

         The Company capitalized the portions of both the Reimbursement paid by the Company and the Initial Contribution related to the Bonds (85%) and amortizes such costs over the life of the Bonds (approximately eight years). The remainder of any of the Initial Contribution and Reimbursement has been deducted from shareholders' equity.

                                  JETFLEET III
                          Notes to Financial Statements
                                 March 31, 1999


1.       Basis of Presentation (continued)

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance and are subject to withdrawal restrictions. As of March 31, 1999, the Company maintained $3,134,480 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         At March 31, 1999, the Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13") a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621") a Shorts SD3-60, serial number S/N 3656 ("S/N 3656") and a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676 ("S/N 3676").

         The Company did not invest in any aircraft during the first quarter of 1999. During March 1999, the Company sold its Shorts SD3-60, serial number 3611 ("S/N 3611"). The Company recognized a gain of approximately $12,900 in connection with the sale.

         Aircraft and Aircraft Engines Leases

         S/N 13 is subject to a 120-month lease with the seller. The lessee provided notice to terminate the lease on November 30, 1998, but subsequently extended the lease through May 7, 1999. Management is currently negotiating with the sub-lessee, an Australian carrier, regarding its continued use of S/N 13.

         S/N 674267 is used on a McDonnell Douglas DC-9 and is subject to a 60-month sublease, expiring on November 1, 2001, between the seller and a Mexican based regional carrier.

     S/Ns 646, 751 and 696 are subject to similar 36-month leases, expiring on July 1, 2001, with a U.S. regional carrier in Hawaii.

                                  JETFLEET III
                          Notes to Financial Statements
                                 March 31, 1999


2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

         S/N AC-621 is subject to a 36-month lease expiring on May 31, 1999 with a U.S. regional carrier in Alaska. The lessee has agreed to extend the lease to August 31, 1999.

     S/N 3656 and S/N 3676 are subject to similar 48-month leases, expiring on July 27, 2001, with a Scottish regional airline.

3.       Medium-term secured bonds

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

4.       Income taxes

         The items comprising income tax expense are as follows:

         Current tax provision:
                  Federal                                         $           0
                  State                                                     121
                                                                  --------------
                  Current tax provision                                     121
                                                                  --------------

         Deferred tax provision:
                  Federal                                                 31,270
                  State                                                   30,589
                                                                  --------------
                  Deferred tax provision                                  61,859
                  Valuation Allowance                                   (61,859)
                                                                  --------------

         Total provision for income taxes                         $         121
                                                                  =============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at
               statutory federal income tax rate                  $      31,856
         State taxes net of federal benefit                               1,280
         State franchise taxes                                              121
         Tax rate differences                                            28,723
         Valuation allowance                                            (61,859)
                                                                  --------------
         Total provision for income taxes                         $         121
                                                                  =============

                                  JETFLEET III
                          Notes to Financial Statements
                                 March 31, 1999


4.       Income taxes (continued)

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of March 31, 1999 are as follows:

         Deferred tax assets:
                  Net operating loss                              $     455,784
                  Maintenance reserves                                   45,241
                  Prepaid rent                                           22,975
                  State franchise taxes                                     272
                  Amortization of organizational costs                      116
                                                                  --------------
                           Subtotal                                     524,388
                           Valuation allowance                         (231,916)
                                                                  --------------
                           Net deferred tax assets                $     292,472
         Deferred tax liability:
                  Depreciation on aircraft                             (292,472)

                                                                  $            -
                                                                  ==============

         The Company anticipates that the deferred tax liability will be offset by deferred tax assets and has recorded a valuation allowance for the remaining portion of deferred tax assets as the Company does not anticipates generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses may be carried forward for fifteen or twenty years depending on when they were created and begin to expire in 2009.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first three months of 1999, the Company paid a total of $48,870 in management fees due JMC. The same amount was accrued during the first three months of 1998.

         JMC may receive a brokerage fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first quarters of 1999 or 1998, it did not pay any brokerage fees or Chargeable Acquisition Expenses to JMC. No remarketing fee was paid to JMC in connection with the sale of S/N 3611.

         As discussed in Note 2, the Company owns a 50% undivided interest in S/N 3676. The remaining 50% undivided interest is owned by AeroCentury IV. Each co-owner of S/N 3676 receives its pro-rata share of rent income received from the lessee.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Capital Resources and Liquidity

At the end of March 1999, the Company had cash balances of $2,984,490 and deposits of $246,500. The Company's cash balances were held for the interest payment made to the Unitholders in May 1999, for normally recurring expenses and for investment in additional Income Producing Assets.

The primary source of the Company's funds is rental revenue from the Income Producing Assets. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Unitholders and to the extent expenses exceed cash flows from leases.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between May 1999 and November 2001. Leases expiring during the remainder of 1999 include those for S/N 13 and S/N AC-621. Management is currently negotiating with the sub-lessee of S/N 13 regarding its continued use of S/N 13, and the lessee of S/N AC-621 has agreed to extend its lease to August 31, 1999. S/N 3611 was sold in March 1999 at the time it came off lease and the sales proceeds are being held for investment in additional Income Producing Assets.

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

The increase in cash flow from operations was due primarily to the Company having net income in the first quarter of 1999 versus a net loss in the first quarter of 1998 (see Results of Operations, below). This effect was partially offset by an increase in accounts receivable and rent receivable and a decrease in the amount of prepaid rent and maintenance reserves collected from lessees at March 31, 1999 compared to 1998.

The increase in cash flow provided by investing activities was due to the Company's sale of S/N 3611 during March 1999. There were no cash flows from financing activities during 1999 or 1998 because the Offering terminated during June 1997.

Results of Operations

The Company recorded net income of $93,570 or $0.11 per share and net loss of 1998, respectively.

Rental income decreased by approximately $27,000 during 1999 as a result of the sale of an aircraft during October 1998 and the sale of S/N 3611 during March 1999. Interest income increased by approximately $13,000 in 1999 because the Company had higher cash balances in 1999 as a result of the aircraft sales in October 1998 and March 1999. During 1999, the Company recognized a gain in connection with the sale of an aircraft.

Depreciation decreased by approximately $8,000 from year to year as a result of the sale of two aircraft during October 1998 and March 1999. Interest expense decreased by approximately $130,000 during 1999 due to the decrease in the rate payable on the Company's Bonds from 12.94% to 8.24%, effective November 1, 1998.

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

An adverse change in the global air travel industry, however, could result in reduced carrier revenue and excess capacity and increase the risk of failure of some weaker regional air carriers. While the Company believes that with proper asset and lessee selection the impact of such changes on the Company can be reduced, there is no assurance that the Company's business will escape the effects of such a global downturn, or a regional downturn in an area where the Company has placed a significant amount of its assets.

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

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. The Company believes that there should not be any material costs in connection with such a study. The Company has been consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance. Since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft.

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

The Company's essential functions are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services, banking institutions. The Company is monitoring the Year 2000 readiness of such providers. Management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 1999.

                                                     JETFLEET III

                                                     By: /s/ Neal D. Crispin
                                                         Neal D. Crispin
                                                     Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 17, 1999.

Signature                                  Title

/s/ Neal D. Crispin                        President and Chairman of the
Neal D. Crispin                            Board of Directors of the Registrant
                                           Chief Financial Officer