Form 10QSB
period 1999-06-30
JETFLEET III
filed 1999-08-16
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from                            to

Commission File Number:  33-84336-LA


                             JetFleet III
            (Name of small business issuer in its charter)


California                                             94-3208983
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

1440 Chapin Avenue, Suite 310
Burlingame, California                              94010
Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code:             (650) 340-1880
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


On August 16, 1999 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of August 16, 1999 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes    No       X

Part I.           Financial Information

Item 1.           Financial Statements.


                                        JETFLEET III

                                        Balance Sheet
                                        June 30, 1999

                                           ASSETS

Current assets:
     Cash                                                                                    $   3,117,980
     Deposits                                                                                      662,760
     Accounts receivable                                                                             3,430
     Rent receivable                                                                                60,360
                                                                                             -------------
Total current assets                                                                             3,844,530
Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $1,472,290                                               8,923,900
Debt issue costs, net of accumulated
     amortization of $670,760                                                                      990,690
Other assets                                                                                         6,590
                                                                                             -------------

Total assets                                                                                 $  13,765,710
                                                                                             =============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $       6,530
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  92,960
     Security deposits                                                                              56,000
     Maintenance deposits                                                                          606,760
                                                                                             -------------
Total current liabilities                                                                          914,370

Medium-term secured bonds                                                                       11,076,350

Total liabilities                                                                               11,990,720

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (701,660)
                                                                                             -------------
Total shareholders' equity                                                                       1,774,990
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  13,765,710
                                                                                             =============


See accompanying notes.




                                                             JETFLEET III
                                                       Statements of Operations

                                                    For the Six Months Ended          For the Three Months Ended
                                                            June 30,                           June 30,

                                                      1999               1998           1999              1998
                                                      ----               ----           ----              ----
Revenues:

     Rent income                                 $     950,990    $    1,138,620    $     409,110    $      569,310
     Gain on sale of aircraft                           12,900                 -                -                 -
     Interest income                                    58,300            20,680           34,800            10,210
                                                 -------------    --------------    -------------    --------------

                                                     1,022,190         1,159,300          443,910           579,520
                                                 -------------    --------------    -------------    --------------


Expenses:

     Depreciation                                      273,790           300,540          132,020           150,270
     Amortization                                      114,310           114,310           57,150            57,150
     Interest                                          456,350           716,640          228,170           358,320
     Professional fees and
        general and administrative                      32,980            14,380           24,240             7,190
     Management fees                                    97,730            97,730           48,870            48,870
                                                 -------------    --------------    -------------    --------------

                                                       975,160         1,243,600          490,450           621,800
                                                 -------------    --------------    -------------    --------------

Income/(loss) before taxes                              47,030          (84,300)         (46,540)          (42,280)

Provision for income taxes                                 920                 -                -                 -
                                                 -------------    --------------    -------------    --------------

Net income/(loss)                                $      46,110    $     (84,300)    $    (46,540)    $     (42,280)
                                                 =============    ==============    =============    ==============

Weighted average common shares outstanding             815,200           815,200          815,200           815,200
                                                 =============    ==============    =============    ==============

Basic earnings/(loss) per common share           $        0.06    $       (0.10)    $      (0.06)    $       (0.05)
                                                 =============    ==============    =============    ==============


See accompanying notes.



                                                            JETFLEET III
                                                       Statements of Cash Flows



                                                                    For the Six Months Ended June 30,

                                                                       1999                  1998

Net cash provided by operating activities                         $      403,250        $     349,480

Investing activity -
     Proceeds from sale of aircraft                                    1,074,970                    -
                                                                  --------------        -------------

Net increase in cash                                                   1,478,220              349,480

Cash, beginning of period                                              1,639,760              539,620
                                                                  --------------        -------------

Cash, end of period                                               $    3,117,980        $     889,100
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest                                                     $      456,350        $     716,640
     Income taxes                                                            920                1,080


See accompanying notes.


                                  JETFLEET III
                          Notes to Financial Statements
                                  June 30, 1999


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

         The accompanying balance sheet at June 30, 1999 and statements of operations and cash flows for the six months and three months ended June 30, 1999 and 1998 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

                                  JETFLEET III
                          Notes to Financial Statements
                                  June 30, 1999


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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance and are subject to withdrawal restrictions. As of June 30, 1999, the Company maintained $3,417,590 of its cash balances in a money market fund held by a regional brokerage firm, which is not federally insured.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         At June 30, 1999, the Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13") a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621") a Shorts SD3-60, serial number S/N 3656 ("S/N 3656") and a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676 ("S/N 3676").

         The Company did not invest in any aircraft during the first six months of 1999. During March 1999, the Company sold its Shorts SD3-60, serial number 3611 ("S/N 3611"). The Company recognized a gain of approximately $12,900 in connection with the sale.

         Aircraft and Aircraft Engines Leases

         S/N 13 was re-leased on June 15, 1999 to the previous sub-lessee, an Australian carrier, for a one-year term.

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

         S/N 3656 and S/N 3676 are subject to similar 48-month leases, expiring on July 27, 2001, with an English regional airline.

                                  JETFLEET III
                          Notes to Financial Statements
                                  June 30, 1999


3.       Medium-term secured bonds

         As mentioned above, the Company raised funds through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium-term secured bond maturing on November 1, 2003. During 1997, the Company accepted subscriptions for 2,310 Units aggregating $2,310,000 in Gross Offering Proceeds. Pursuant to the Prospectus, the Company subsequently issued $1,963,500 in Bonds and 40,050 shares of Preferred Stock. The Bonds bear interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Interest is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. Based on the one-year Treasury bill rate on October 31, 1998, the Bonds bear interest at the minimum rate of 8.24% per annum for the period November 1, 1998 through October 31, 1999. The carrying amount of the Bonds approximates fair value.

4.       Income taxes

         The items comprising income tax expense for the six months ended June 30, 1999 are as follows:

         Current tax provision:
                  Federal                                         $            -
                  State                                                      920
                                                                  --------------
                  Current tax provision                                      920
                                                                  --------------

         Deferred tax provision:
                  Federal                                                 15,410
                  State                                                   29,950
                                                                  --------------
                  Deferred tax provision                                  45,360
                  Valuation allowance                                   (45,360)
                                                                  --------------

         Total provision for income taxes                         $          920
                                                                  =============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at
               statutory federal income tax rate                  $       15,990
         State taxes net of federal benefit                                  640
         State franchise taxes                                               920
         Tax rate differences                                             28,730
         Valuation allowance                                            (45,360)
                                                                  --------------
         Total provision for income taxes                         $          920
                                                                  =============

                                  JETFLEET III
                          Notes to Financial Statements
                                  June 30, 1999


4.       Income taxes (continued)

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of June 30, 1999 are as follows:

         Deferred tax assets:
                  Net operating loss                              $      365,400
                  Maintenance reserves                                   172,150
                  Prepaid rent                                            32,880
                  State franchise taxes                                      270
                  Amortization of organizational costs                       100
                                                                  --------------
                           Subtotal                                      570,800
                           Valuation allowance                         (248,420)
                                                                  --------------
                           Net deferred tax assets                $      322,380
         Deferred tax liability:
                  Depreciation on aircraft                             (322,380)

                                                                  $            -
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

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first six months of 1999, the Company paid a total of $48,870 in management fees due JMC. The same amount was accrued during the first six months of 1998.

         JMC may receive a brokerage fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first six months of 1999 or 1998, it did not pay any brokerage fees or Chargeable Acquisition Expenses to JMC. No remarketing fee was paid to JMC in connection with the sale of S/N 3611.

         As discussed in Note 2, the Company owns a 50% undivided interest in S/N 3676. The remaining 50% undivided interest is owned by AeroCentury IV. Each co-owner of S/N 3676 receives its pro-rata share of rent income received from the lessee.

5.       Subsequent Events

         During July 1999, the Company purchased a 33% interest in a deHavilland DHC-6 aircraft subject to a lease with a regional carrier in Colombia. The remaining interest is owned by AeroCentury IV. During August 1999, the Company purchased a Saab 340A aircraft subject to a lease with a regional carrier based in Memphis, Tennessee.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the Company's lack of significant operating expenses for assets that remain on lease and the Company's exposure to loss as a result of Year 2000 issues are forward looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results."

Capital Resources and Liquidity

At the end of June 1999, the Company had cash balances of $3,117,980 and deposits of $662,760. The Company's cash balances were held for the interest payment made to the Unitholders in August 1999, for normally recurring expenses and for investment in additional Income Producing Assets. In July and August 1999 the Company purchased additional Income Producing Assets totaling approximately $2,800,000.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between August 1999 and November 2001. The only lease expiring during the remainder of 1999 is for S/N AC-621, for which management is currently seeking re-lease opportunities. S/N 3611 was sold in March 1999 at the time it came off lease and the sales proceeds are being held for investment in additional Income Producing Assets.

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

The increase in cash flow from operations was due primarily to the Company having net income in the first six months of 1999 versus a net loss in the first six months of 1998 (see Results of Operations, below). This effect was partially offset by an increase in rent receivable in 1999.

The increase in cash flow provided by investing activities was due to the Company's sale of S/N 3611 during March 1999. There were no cash flows from financing activities during 1999 or 1998 because the Offering terminated during June 1997.

Results of Operations

The Company recorded net income of $47,030 or $0.06 and net loss of ($84,011) or ($0.10) per share for the six months ended June 30, 1999 and 1998, respectively, and net loss of ($46,540) and ($42,280) or ($0.06) and ($0.05) per share for the three months ended June 30, 1999 and 1998, respectively.

Rental income decreased by approximately $187,000 and $160,000 during the six months ended June 30, 1999 and 1998, respectively, as a result of the sale of an aircraft during October 1998, the sale of S/N 3611 during March 1999 and the one-month off-lease period for S/N 13 during the second quarter of 1999. Interest income increased by approximately $37,000 and $24,000 for the six month and three month periods, respectively, in 1999 because the Company had higher cash balances in 1999 as a result of the aircraft sales in October 1998 and March 1999. During 1999, the Company recognized a gain in connection with the sale of S/N 3611.

Depreciation decreased by approximately $27,000 and $18,000 during the six months and three months ended June 30, 1999 versus 1998 as a result of the sale of two aircraft, discussed above. Interest expense decreased by approximately $261,000 and $130,000 during the six months and three months of 1999 due to the decrease in the rate payable on the Company's Bonds from 12.94% to 8.24%, effective November 1, 1998.

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

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment, and related leases. This could add difficulty in recovering an engine in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located even if the U.S. economy remains strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy is not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, in the future, the Company may agree to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which makes it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

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

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to re-lease or re-sell equipment at acceptable rates may depend on the demand and market values at the time of re-lease or re-sale. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and re-sale value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same time increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's turboprop aircraft.

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

Year 2000 Considerations. Because all administrative and management functions of the Company are carried out by its management company, JMC, JMC's readiness for Year 2000 will determine the Company's status. JMC has reported to the Company that it has directed its information technology ("IT") manager to require any software or hardware purchased for use by the Company's management to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation.

The IT manager has determined that, because JMC's IT system is based on a "MacOS" system, JMC's internal technology systems are ready for Year 2000, and there should not be any material costs associated with such remediation. Furthermore, the phone and internet systems have been warranted by their vendors for Year 2000 compliance. The Company's internal and administrative operations are not highly dependent on any other advanced technology system, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues in its internal and administrative operations is not significant.

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. To date, all lessees (except for two who have yet to respond) have reported Year 2000 compliance with respect to the aircraft leased by the Company to the lessee. The Company is following up with those that have not responded, as well as each new additional lessee.

The Company has also been consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance, who have all indicated that they have already notified or will shortly notify all lessee operators of their respective Year 2000 issues. Generally, the type of used turboprop aircraft owned by the Company are not highly dependent upon date-sensitive electronics, unless the lessee has added upgraded electronics to the aircraft.

In any event, since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft or additional upgraded electronics.

To the extent that a lessee has Year 2000 problems that significantly adversely affect its overall financial status, such material problems may affect the lessee's operations and increase the risk of default by a lessee under its lease with the Company. The Company has also inquired with its lessees regarding Year 2000 compliance of its administrative and operational activities. It appears responding lessees are generally aware of the Year 2000 issue and have either completed a plan or are in progress toward Year 2000 compliance. There is no assurance that their compliance plans will be successful, however, and the Company is not independently verifying any information provided by its lessees. The Company continues to monitor its current lessees and each additional lessee.

Year 2000 issues may have a material impact on FAA operations and the operations of certain air carriers, which in turn would negatively affect the aircraft industry in general. This, of course, may affect the business of the Company's existing and potential lessees, and in turn, the Company.

The essential functions of JMC and the Company are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to JMC or the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services and banking institutions. The Company, through its managment and JMC, is monitoring the Year 2000 readiness of such providers. Management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 1999.

                                                     JETFLEET III

                                                    ====================
                                                By: /s/ Neal D. Crispin
                                                    Neal D. Crispin
                                            Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August 16, 1999.

Signature                                  Title

/s/ Neal D. Crispin
====================                       President and Chairman of the
Neal D. Crispin                            Board of Directors of the Registrant
                                           Chief Financial Officer