Form 10QSB
period 1999-09-30
JETFLEET III
filed 1999-11-15
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549


                             FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

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
Yes   X    No
    ----     ----

On November 15, 1999 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of November 15, 1999 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                ----     -----

Part I.           Financial Information

Item 1.           Financial Statements.


                                  JETFLEET III
                                  Balance Sheet
                               September 30, 1999


                                                                ASSETS

Current assets:
     Cash                                                                                    $     641,660
     Deposits                                                                                      690,550
     Accounts receivable                                                                            69,780
     Rent receivable                                                                                61,580
                                                                                             -------------
Total current assets                                                                             1,463,570
Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $1,618,510                                              11,577,730
Debt issue costs, net of accumulated
     amortization of $727,920                                                                      933,530
Other assets                                                                                         3,330
                                                                                             -------------

Total assets                                                                                 $  13,978,160
                                                                                             =============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $       5,790
     Taxes payable                                                                                   1,950
     Interest payable                                                                              152,120
     Prepaid rents                                                                                 113,160
     Security deposits                                                                              75,800
     Maintenance deposits                                                                          710,410
                                                                                             -------------
Total current liabilities                                                                        1,059,230

Medium-term secured bonds                                                                       11,076,350
Total liabilities                                                                               12,135,580

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (634,070)
                                                                                             -------------
Total shareholders' equity                                                                       1,842,580
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  13,978,160
                                                                                             =============


See accompanying notes.

                                                             JETFLEET III
                                                       Statements of Operations


                                                    For the Nine Months Ended         For the Three Months Ended
                                                          September 30,                    September 30,

                                                      1999               1998           1999              1998
                                                      ----               ----           ----              ----
Revenues:

     Rent income                                 $   1,503,220    $    1,707,930    $     552,230    $      569,310
     Gain on sale of aircraft                           12,900                 -                -                 -
     Interest income                                    83,670            34,370           25,370            13,690
                                                 -------------    --------------    -------------    --------------

                                                     1,599,790         1,742,300          577,600           583,000
                                                 -------------    --------------    -------------    --------------


Expenses:

     Depreciation                                      420,010           450,810          146,220           150,270
     Amortization                                      171,470           171,470           57,160            57,160
     Interest                                          684,520         1,074,960          228,170           358,320
     Professional fees and
        general and administrative                      60,610            15,420           27,640             1,050
     Management fees                                   146,600           146,600           48,860            48,860
                                                 -------------    --------------    -------------    --------------

                                                     1,483,210         1,859,260          508,050           615,660
                                                 -------------    --------------    -------------    --------------

Income/(loss) before taxes                             116,580         (116,960)           69,550          (32,660)

Provision for income taxes                               2,880                 -            1,960                 -
                                                 -------------    --------------    -------------    --------------

Net income/(loss)                                $     113,700    $    (116,960)    $      67,590    $     (32,660)
                                                 =============    ==============    =============    ==============

Weighted average common shares outstanding             815,200           815,200          815,200           815,200
                                                 =============    ==============    =============    ==============

Basic earnings/(loss) per common share           $        0.14    $       (0.14)    $        0.08    $       (0.04)
                                                 =============    ==============    =============    ==============


See accompanying notes.

                                  JETFLEET III
                            Statements of Cash Flows


                                                                 For the Nine Months Ended September 30,


                                                                       1999                  1998

Net cash provided by operating activities                         $      726,980        $     506,740

Investing activities:
     Purchase of interests in aircraft                               (2,800,050)                    -
     Proceeds from sale of aircraft                                    1,074,970                    -
                                                                  --------------        -------------
Net cash used by investing activities                                (1,725,080)                    -
                                                                  --------------        -------------

Net (decrease)/increase in cash                                        (998,100)              506,740

Cash, beginning of period                                              1,639,760              539,630
                                                                  --------------        -------------

Cash, end of period                                               $      641,660        $   1,046,370
                                                                  ==============        =============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest                                                     $      684,520        $   1,433,280
     Income taxes                                                            920                1,080


See accompanying notes.

                                  JETFLEET III
                          Notes to Financial Statements
                               September 30, 1999


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

         The accompanying balance sheet at September 30, 1999 and statements of operations and cash flows for the nine months and three months ended September 30, 1999 and 1998 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Account Policies and other notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life (generally assumed to be twelve years) to an estimated residual value.

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

                                  JETFLEET III
                          Notes to Financial Statements
                               September 30, 1999


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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance and are subject to withdrawal restrictions. As of September 30, 1999, the Company maintained $1,289,950 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         At September 30, 1999, the Company's aircraft assets consist of a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621"), a Shorts SD3-60, serial number S/N 3656 ("S/N 3656"), a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676
("S/N 3676"), a 33% interest in a deHavilland DHC-6, serial number 668 ("S/N 668") and a Saab 340A, serial number 24 ("S/N 24").

         During July 1999, the Company purchased the 33% interest in S/N 668. The remaining interest is owned by AeroCentury IV. During August 1999, the Company purchased S/N 24. The interests in the two aircraft were purchased for a total of approximately $2,800,000, including acquisition costs. During March 1999, the Company sold its Shorts SD3-60, serial number 3611 ("S/N 3611").
The Company recognized a gain of approximately $12,900 in connection with the sale.

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

         As discussed in Note 6, S/N AC-621 was returned by the original lessee during October 1999 and has been re-leased.



                                  JETFLEET III
                          Notes to Financial Statements
                               September 30, 1999

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

         S/N 3656 and S/N 3676 are subject to similar 48-month leases, expiring on July 27, 2001, with an English regional airline.

         S/N 668 is subject to a 60-month lease expiring on July 8, 2004 with a regional carrier in Colombia.

         S/N 24 is subject to a lease expiring on October 31, 2002 with a regional carrier in North America.

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

4.       Income taxes

         The items comprising income tax expense for the nine months ended September 30, 1999 are as follows:

         Current tax provision:
                  Federal                                         $           -
                  State                                                   2,877
                                                                  --------------

                  Current tax provision                                   2,877

         Deferred tax provision:
                  Federal                                                39,050
                  State                                                  33,790

                  Deferred tax provision                                 72,840
                  Valuation allowance                                   (72,840)

         Total provision for income taxes                         $       2,877
                                                                  ==============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at
               statutory federal income tax rate                  $      39,636
         State taxes net of federal benefit                               1,648
         State franchise taxes                                            2,877
         Tax rate differences                                            31,556
         Valuation allowance                                            (72,840)
                                                                  --------------

         Total provision for income taxes                         $       2,877
                                                                  ==============

                                  JETFLEET III
                          Notes to Financial Statements
                               September 30, 1999


4.       Income taxes (continued)

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
         significant portion of deferred tax assets and liabilities as of September 30, 1999 are as follows:

         Deferred tax assets:
                  Net operating loss                              $     350,141
                  Maintenance reserves                                  209,083
                  Prepaid rent                                           40,073
                  State franchise taxes                                     272
                  Amortization of organizational costs                       92
                                                                  --------------
                           Subtotal                                     599,661
                           Valuation allowance                         (220,935)
                                                                  --------------
                           Net deferred tax assets                      378,726
         Deferred tax liability:
                  Depreciation on aircraft                              378,726

                                                                  $           -
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

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first nine months of 1999, the Company paid a total of $146,600 in management fees to JMC.

         JMC may receive a brokerage fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the brokerage fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. In connection with the purchases of S/N 668 and S/N 24, the Company paid JMC a total of $112,870 in brokerage fees. No remarketing fee was paid to JMC in connection with the sale of S/N 3611 or the re-lease of S/N AC-621.

         As discussed in Note 2, the Company owns 50% and 33% undivided interests in S/N 3676 and S/N 668, respectively. The remaining 50% and 67% undivided interests are owned by AeroCentury IV. Each co-owner of S/N 3676 and S/N 668 receives its pro-rata share of rent income received from the lessee.

6.       Subsequent Event

         S/N AC-621 was returned by the original lessee during October 1999, after extending the lease from its original expiration date of May 31, 1999. S/N AC-621 has been re-leased to a regional carrier in North America for a term of six months.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the Company's lack of significant operating expenses for assets that remain on lease and the Company's exposure to loss as a result of Year 2000 issues are forward looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Capital Resources and Liquidity

At the end of September 1999, the Company had cash balances of $641,660 and deposits of $690,550. The Company's cash balances were held for the interest payment made to the Unitholders in November 1999, for normally recurring expenses and for investment in additional Income Producing Assets.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between April 2000 and July 2004. The lease for S/N AC-621 originally expired during May 1999, but was extended until October 1999, at which time the aircraft was re-leased to a different carrier for a period of six months. S/N 3611 was sold in March 1999 at the time it came off lease and the sales proceeds were used to purchase the undivided interests in S/N 668 and S/N 24.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and a variable rate thereafter, calculated annually on November
1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. On October 31, 1998, the one-year United States Treasury bill rate was 4.10% which would result in a bond rate of 6.10%. Therefore, for the period November 1, 1998 through October 31, 1999, the variable rate is equal to 8.24%. The Company has determined that the rate will remain at 8.24% for the period November 1, 1999 through October 31, 2000.

The increase in cash flow from operations was due primarily to the Company having net income in the first nine months of 1999 versus a net loss in the first nine months of 1998 (see Results of Operations, below) and the collection of prepaid rent and maintenance reserves from lessees. This effect was partially offset by an increase in rent receivable, accounts receivable and cash classified as deposits in 1999.

The increase in cash flow used by investing activities was due to the Company's purchases of the undivided interests in S/N 668 and S/N 24 during July 1999 and August 1999, respectively, which were partially offset by the sale of S/N 3611 during March 1999. There were no cash flows from financing activities during 1999 or 1998 because the Offering terminated during June 1997.

Results of Operations

The Company recorded net income of $113,700 or $0.14 and net loss of ($116,960) or ($0.14) per share for the nine months ended September 30, 1999 and 1998, respectively, and net income of $67,590 or $0.08 and net loss of ($19,670) or ($0.04) per share for the three months ended September 30, 1999 and 1998, respectively.

Rental income decreased by approximately $205,000 and $17,000 for the nine month and three months ended September 30, 1999 versus 1998, respectively, as a result of the sale of an aircraft during October 1998, the sale of S/N 3611 during March 1999 and the one-month off-lease period for S/N 13 during the second quarter of 1999. This decrease was partially offset by the purchases of the undivided interests in S/N 668 and S/N 24 in July and August 1999, respectively. Interest income increased by approximately $49,000 and $12,000 for the nine month and three month periods, respectively, in 1999 because the Company had higher cash balances in 1999 as a result of the aircraft sales in October 1998 and March 1999. During 1999, the Company recognized a gain in connection with the sale of S/N 3611.

Depreciation decreased by approximately $31,000 and $4,000 during the nine months and three months ended September 30, 1999 versus 1998 as a result of the sale of two aircraft during October 1998 and March 1999. This effect was only partially offset by the depreciation expense incurred as a result of the aircraft purchases during July and August 1999, discussed above. Interest expense decreased by approximately $390,000 and $130,000 during the nine months and three months of 1999 due to the decrease in the rate payable on the Company's Bonds from 12.94% to 8.24%, effective November 1, 1998. Professional fees increased by approximately $45,000 and $27,000 during the nine months and three months ended September 30, 1999 versus 1998 due to legal fees incurred in connection with the sale of S/N 3611 and the re-lease of S/N 13 and S/N AC-621.

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

Ownership Risks. All of the Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operation could be adversely affected.

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

Concentration of Leases. Currently, three of the Company's aircraft, representing 20% of the Company's monthly revenue, are on lease to a U.S. regional carrier. If such lessee should default on its lease obligations, the Company would endeavor to gain immediate return of those aircraft. However, because all three aircraft would have to be remarketed simultaneously, there is no assurance that the Company could remarket all three aircraft immediately. If such remarketing required an extended period of time, the Company's ability to meet its obligations under the Bonds could be affected.

International Risks. The Company's portfolio includes leases with foreign air carriers. Leases with foreign lessees may present somewhat different credit risks than those with domestic lessees.

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

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same time increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's turboprop aircraft.

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

Year 2000 Considerations. Because all administrative and management functions of the Company are carried out by its management company, JMC, JMC's readiness for Year 2000 will determine the Company's status. JMC has reported to the Company that it has directed its information technology ("IT") manager to require any software or hardware purchased for use by management to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation.

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

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. To date, all of the Company's lessees have reported Year 2000 compliance with respect to the aircraft leased by the Company to the lessee. The Company will request Year 2000 compliance information from any new additional lessees, if any.

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

The essential functions of JMC and the Company are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to JMC or the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services and banking institutions. The Company, through its managment and JMC, is monitoring the Year 2000 readiness of such providers. Management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not made any contingency plans for the extended loss of these basic services.

The Company has not incurred and does not anticipate any significant costs related to the Year 2000 issue.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 1999.

                                                   JETFLEET III


                                                   By: /s/ Neal D. Crispin
                                                      ----------------------
                                                      Neal D. Crispin
                                              Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 15, 1999.

Signature                                  Title

/s/ Neal D. Crispin
----------------------            President and Chairman of the
Neal D. Crispin                   Board of Directors of the Registrant
                                  Chief Financial Officer