Form 10KSB
period 1999-12-31
JETFLEET III
filed 2000-03-13
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

Revenues for the issuer's most recent fiscal year:  $2,202,520

On March 10, 2000 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 10, 2000 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one):   Yes      No  X

                                     PART I

Item 1.           Business.

Business of the Company

JetFleet III (the "Company") was incorporated in the state of California on August 23, 1994 ("Inception"). The Company was formed solely for the purpose of offering up to $20,000,000 in $1,000 Series A Units, each Unit consisting of one $850 Bond, maturing on November 1, 2003, and 15 shares of Preferred Stock (the "Offering"). Capitalized terms not defined in this report are defined in the Prospectus for the Offering and are incorporated herein by reference to the Prospectus.

All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to its newly-created wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages AeroCentury Corp., a Delaware corporation, and AeroCentury IV, Inc., a California corporation, which are affiliates of JHC and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

The directors of the Company are Neal D. Crispin, Chairman and Edwin S. Nakamura, Director. The officers of the Company are Neal D. Crispin, President and Secretary, Marc J. Anderson, Senior Vice President and Chief Operating Officer and Frank Duckstein, Vice President.

The Company received Securities and Exchange Commission ("SEC") clearance for the Offering on September 27, 1995. Between September 1995 and June 1997, the Company raised $13,031,000 in the Offering. The Bonds bore interest at 12.94% from issuance through October 31, 1998, and thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 200 basis points, but not less than 8.24%. The current interest rate payable on the Bonds is 8.24%, and the next adjustment date is November 1, 2000. The Company may prepay all or a portion of the outstanding principal of the Bonds at any time beginning November 1, 1998. The Preferred Stock was issued for $10 per share and is entitled to receive 50% in the aggregate, of any remaining proceeds after (1) the Preferred Stock has been redeemed at $10 per share and (2) the Common Stock has been redeemed at $1 per share. A dividend can only be paid on the Common Stock if a dividend has also been paid on each share of Preferred Stock in any amount equal to ten times the per-share dividend paid on the Common Stock.

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

Aircraft and Aircraft Engines

The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621"), a Shorts SD3-60, serial number S/N 3656 ("S/N 3656"), a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676 ("S/N 3676"), a 33% interest in a deHavilland DHC-6, serial number 668 ("S/N 668") and a Saab 340A, serial number 24 ("S/N 24").

The Company invested approximately $2,800,000, including reimbursement for chargeable acquisition costs and acquisition fees of approximately $127,230, in aircraft assets during 1999. The Company did not acquire any aircraft during 1998. During 1999, the Company sold its Shorts SD3-60, serial number 3611 ("S/N 3611") and recognized a gain of approximately $12,900 and its 50% interest in a Fairchild Metro II SA-226-TC, serial number TC-370, and recognized a gain of $30,830 in connection with the sale.

S/N 13 was re-leased in June 1999 to the same sub-lessee, an Australian carrier, for a one-year term.

S/N 674267 is an engine used on a McDonnell Douglas DC-9 aircraft and is subject to a 60-month lease with the seller ending in November 2001. S/N 674267 is subleased by the seller to a Mexican-based regional carrier.

S/Ns 646, 751 and 696 are subject to similar 36-month leases, expiring in July 2001, with a U.S. regional carrier.

S/N AC-621 was returned by the original lessee during October 1999, after extending the lease from its original expiration date of May 31, 1999. S/N AC-621 has been re-leased to a regional carrier in North America for a term of six months and the lessee has expressed interest in a short term extension beyond the initial six month term.

S/N 3656 and S/N 3676 are subject to similar 48-month leases, expiring in July 2001, with a British regional airline.

S/N 668 is subject to a 60-month lease expiring, in July 2004, with a regional carrier in Colombia.

S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

Factors that May Affect Future Results

Ability to Repay Bonds. The Company's ability to repay the Bonds at their maturity date is dependent in part upon reinvestment of excess cash flows in additional Income Producing Assets. To the extent that the Company realizes less than anticipated lease rentals due to lessee rental defaults, early termination of leases, or lower than expected remarketing proceeds during the term of the Bonds, this may result in lower than expected excess cash flow available for reinvestment in additional Assets. As a result, the Company's ability to repay the Bonds in full at maturity may be negatively affected by such events even if the Company is able to meet its scheduled interest payments.

The Company's ability to repay the Bonds at their maturity date is also dependent in part upon its ability to refinance the Bonds or sell its aircraft portfolio at a price sufficient to retire the outstanding Bond principal. If due to the risks described below in the risk factors entitled "Ownership Risks" and "Leasing Risks", the values of the Company's aircraft portfolio are in a depressed state at the maturity date of the Bonds, the Company may be unable to repay the entire Bond indebtedness on the maturity date.

Concentration of Leases. The Company owns 100% of one, and 50% of a second, aircraft leased to a British regional carrier, which in the aggregate represents 16% of the Company's monthly revenue. The lessee has recently filed for reorganization. The lessee is continuing to operate, and under the reorganization plan, an agreement will be reached regarding the status of those aircraft.

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

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small domestic and foreign regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

International Risks. The Company's portfolio includes leases with foreign air carriers. Leases with foreign lessees may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment and related leases. This could add difficulty in recovering an aircraft in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located even if the U.S. economy remains strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy does not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, in the future, the Company may agree to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which would make it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

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

Year 2000 Considerations. Because all administrative and management functions of the Company are carried out by its management company, JMC, JMC's readiness for Year 2000 has determined the Company's status. JMC has reported to the Company that it did not experience any problems with the Year 2000 event, and does not anticipate any in the coming year. Lessees of the Company have not appeared to be materially affected by the Year 2000, and, to date, the Company's business with all lessees appears unaffected by Year 2000. The Company has not incurred and does not anticipate any costs related to the Year 2000 issue.

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

Number of Security Holders

                  Approximate number of holders of Series A
                  Units ("Unitholders") as of March 10, 2000:  800

Dividends

The Company has not declared a dividend on either the Preferred Stock or Common Stock since Inception. The Company is not permitted to pay any dividends on the Common Stock unless the shares of Preferred Stock also receive a per share dividend equal to ten times the per share dividend paid to the Common Stock. The Company intends to retain earnings, if any, to finance the development and expansion of its business. In accordance with the Indenture under which the Bonds were issued, dividends may not be paid until the Bonds are repaid in full.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Capital Resources and Liquidity

At the end of 1999, the Company had cash balances of $888,240 and deposits of $822,160. The Company's cash balances were held for the interest payment made to the Unitholders in February 2000, for normally recurring expenses and for investment in additional Income Producing Assets.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between April 2000 and July 2004. Leases expiring during 2000 include those for S/N AC-621 and S/N 13.
Management is currently negotiating extensions of the leases for both of these aircraft.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and is a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury bill rate on October 31, 1998 and October 31, 1999, the Bonds bear interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 1999 and November 1, 1999 through October 31, 2000.

         1999 versus 1998

The increase in cash flow from operations was due primarily to the Company having net income during 1999 versus a net loss in 1998 (see Results of Operations, below) and the collection of prepaid rent and maintenance reserves from lessees. This effect was partially offset by an increase in rent receivable, accounts receivable and cash classified as deposits in 1999.

The increase in cash flow used by investing activities was due to the Company's purchases of the undivided interests in S/N 668 and S/N 24 during July 1999 and August 1999, respectively, which were partially offset by the sale of S/N 3611 during March 1999. There were no cash flows from financing activities during 1999 or 1998 because the Offering terminated during June 1997.

Results of Operations

The Company recorded net income of $381,420 or $0.47 per share and a net loss of ($53,680) or ($0.07) per share for the years ended December 31, 1999 and 1998, respectively.

         1999 versus 1998

Rental income decreased by approximately $177,000 during 1999 versus 1998 as a result of the sale of aircraft during October 1998 and March 1999, and the one-month off-lease period for S/N 13 during the second quarter of 1999. This decrease was partially offset by the purchases of the undivided interests in aircraft in July and August 1999. Interest income increased by approximately $48,000 in 1999 because the Company had higher cash balances as a result of the aircraft sales in October 1998 and March 1999. During 1999, the Company recognized a gain in connection with the sale of S/N 3611.

Depreciation decreased by approximately $20,000 during 1999 versus 1998 as a result of the sale of two aircraft during October 1998 and March 1999. This effect was only partially offset by the depreciation expense incurred as a result of the aircraft purchases during July and August 1999. Interest expense decreased by approximately $434,000 in 1999 due to the decrease in the rate payable on the Company's Bonds from 12.94% to 8.24%, effective November 1, 1998. Professional fees increased by approximately $58,000 during 1999 versus 1998 due to legal fees incurred in connection with the sale of S/N 3611 and the re-lease of S/N 13 and S/N AC-621.

The Company recognized a tax benefit during 1999 as a result of reducing the valuation allowance of its deferred tax assets. The Company reduced the valuation allowance because it had operating income during 1999 and expects to have income in future years. Consequently, the Company expects to utilize its deferred tax assets that exceed its deferred tax liabilities.

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for JetFleet III:

                           Report of Independent Auditors, Vocker Kristofferson and Co. Balance Sheet as of December 31, 1999 Statements of Operations for the Years Ended December 31, 1999 and 1998 Statements of Changes in Shareholders' Equity for the Years Ended
                              December 31, 1999 and 1998
                           Statements of Cash Flows for the Years Ended
                              December 31, 1999 and 1998
                           Notes to Financial Statements

         (2)      Schedules:

                           All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of JetFleet III


We have audited the accompanying balance sheet of JetFleet III, a California corporation, as of December 31, 1999 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetFleet III at December 31, 1999 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



VOCKER KRISTOFFERSON AND CO.



February 29, 2000
San Mateo, California



                                                   JETFLEET III
                                                   Balance Sheet
                                                 December 31, 1999


                                                      ASSETS

Current assets:
     Cash                                                                                    $     888,240
     Deposits                                                                                      822,160
     Accounts receivable                                                                            61,900
     Rent receivable                                                                                68,850
                                                                                             -------------
Total current assets                                                                             1,841,150

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $1,776,720                                              11,419,520
Debt issue costs, net of accumulated
     amortization of $785,070                                                                      876,380
Deferred taxes                                                                                     194,450
Prepaid expenses                                                                                    12,960
                                                                                             -------------

Total assets                                                                                 $  14,344,460
                                                                                             =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $      23,900
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  97,890
     Security deposits                                                                              88,800
     Maintenance deposits                                                                          786,890
     Taxes payable                                                                                   8,210
                                                                                             -------------
Total current liabilities                                                                        1,157,810

Medium-term secured bonds                                                                       11,076,350

Total liabilities                                                                               12,234,160

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (366,350)
                                                                                             -------------
Total shareholders' equity                                                                       2,110,300
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  14,344,460
                                                                                             =============


See accompanying notes.



                                                   JETFLEET III
                                             Statements of Operations


                                                           For the Year Ended December 31,
                                                              1999                      1998
Revenues:

     Rent income                                          $   2,086,380             $   2,262,990
     Gain on sale of aircraft                                    12,900                    30,830
     Interest income                                            103,240                    54,570
                                                          -------------             -------------

                                                              2,202,520                 2,348,390
                                                          -------------             -------------


Expenses:

     Depreciation                                               578,220                   597,500
     Amortization                                               228,620                   228,620
     Interest                                                   912,690                 1,346,510
     Professional fees and general and administrative            91,420                    32,890
     Management fees                                            195,470                   195,470
                                                          -------------             -------------

                                                              2,006,420                 2,400,990
                                                          -------------             -------------

Income/(loss) before taxes                                      196,100                  (52,600)

Tax (benefit)/provision                                       (185,320)                     1,080
                                                          -------------             -------------

Net income/(loss)                                         $     381,420             $    (53,680)
                                                          =============             =============

Weighted average common shares outstanding                      815,200                   815,200
                                                          =============             =============

Basic earnings/(loss) per common share                    $        0.47             $      (0.07)
                                                          =============             =============


See accompanying notes.



                                                   JETFLEET III
                                        Statements of Shareholders' Equity
                                  For the Years Ended December 31, 1999 and 1998

                                                                                                 Total
                                           Preferred         Common          Accumulated     Shareholders'
                                             Stock            Stock            Deficit          Equity

Balance, December 31, 1997              $   1,661,450     $     815,200    $   (694,090)     $   1,782,560

Net loss for the period                             -                 -         (53,680)          (53,680)
                                        -------------     -------------    ------------      -------------

Balance, December 31, 1998                  1,661,450           815,200        (747,770)         1,728,880

Net income for the period                           -                 -          381,420           381,420
                                        -------------     -------------    -------------     -------------

Balance, December 31, 1999              $   1,661,450     $     815,200    $   (366,350)     $   2,110,300
                                        =============     =============    =============     =============


See accompanying notes.



                                                    JETFLEET III
                                             Statements of Cash Flows

                                                                     For the Year Ended December 31,

                                                                       1999                  1998
Operating activities:
     Net income/(loss)                                            $      381,420        $    (53,680)
     Adjustments to reconcile net income/(loss) to net
       cash provided by operating activities:
         Depreciation                                                    578,220              597,500
         Amortization                                                    228,620              228,620
         Gain on sale of aircraft                                       (12,900)             (30,830)
         Change in operating assets and liabilities:
           Deposits                                                    (577,760)            (136,490)
           Rent receivable                                              (44,290)               24,340
           Accounts receivable                                          (61,900)               19,880
           Deferred taxes                                              (194,450)                    -
           Other assets                                                 (12,060)               64,100
           Accounts payable                                                9,650              (3,180)
           Prepaid rents                                                  40,210                    -
           Security deposits                                              88,800                    -
           Interest payable                                                    -             (86,760)
           Maintenance deposits                                          541,790              117,310
           Taxes payable                                                   8,210                    -
                                                                  --------------        -------------
     Net cash provided by operating activities                           973,560              740,810
                                                                  --------------        -------------

Investing activities:
     Purchase of interests in aircraft                               (2,800,050)                    -
     Proceeds from sale of aircraft                                    1,074,970              359,330
                                                                  --------------        -------------
Net cash (used)/provided by investing activities                     (1,725,080)              359,330
                                                                  --------------        -------------

Net (decrease)/increase in cash                                        (751,520)            1,100,140

Cash, beginning of period                                              1,639,760              539,620
                                                                  --------------        -------------

Cash, end of period                                               $      888,240        $   1,639,760
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                            1999                 1998
                                                                            ----                 ----
     Interest (net of amount capitalized)                         $      912,690        $   1,433,280
     Income taxes                                                            920                1,080

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

         All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. In May 1998, JetFleet Management Corp., the sole shareholder of the Company was renamed JetFleet Holding Corp. The rights and obligations under the management agreement between the Company and JHC were assigned by JHC to its newly-created wholly-owned subsidiary named "JetFleet Management Corp." ("JMC"). JMC also manages AeroCentury Corp., a Delaware corporation, and AeroCentury IV, Inc., a California corporation, which are affiliates of JHC and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of December 31, 1999, the Company maintained $1,709,130 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         As the Company has substantial amounts of long-lived assets that are potentially subject to impairment, FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" has been applied for the year ending December 31, 1999. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. There were no write-downs required during 1999.

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

                                  JETFLEET III
                          Notes to Financial Statements

1.       Summary of Significant Accounting Policies (continued)

         Organization and Offering Costs (continued)

         JHC contributed $450,000 of the total it paid for organization and offering expenses as a common stock investment in the Company (the "Initial Contribution"). The Company issued 450,000 shares of common stock to JHC in return for the Initial Contribution. To the extent that JHC incurred expenses in excess of the 2.0% cash limit, such excess expenses were repaid to JHC in the form of Common Stock issued by the Company at a price of $1.00 per share (the "Excess Stock"). The amount of Excess Stock that the Company issued was limited according to the amount of Aggregate Gross Offering Proceeds raised by the Company.

         The Company capitalized the portions of both the Reimbursement paid and the Initial Contribution related to the Bonds (85%) and amortizes such costs over the life of the Bonds (approximately eight years). The remainder of any of the Initial Contribution and Reimbursement is deducted from shareholders' equity.

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

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621"), a Shorts SD3-60, serial number S/N 3656 ("S/N 3656"), a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676 ("S/N 3676"), a 33% interest in a deHavilland DHC-6, serial number 668 ("S/N 668") and a Saab 340A, serial number 24 ("S/N 24").

         During 1999,  the Company  purchased S/N 24 and the 33% interest in S/N
668. The remaining interest in S/N 668 is owned by AeroCentury IV. The interests in the two aircraft were purchased for a total of approximately $2,800,000, including acquisition costs. Also during 1999, the Company sold its Shorts SD3-60, serial number 3611 ("S/N 3611") and recognized a gain of approximately $12,900.

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

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

         S/N 13 was re-leased in June 1999 to the same sub-lessee, an Australian carrier, for a one-year term.

         S/N 674267 is used on a McDonnell Douglas DC-9 and is subject to a 60-month sublease, expiring in November 2001, between the seller and a Mexican based regional carrier.

         S/Ns 646, 751 and 696 are subject to similar 36-month leases, expiring in July 2001, with a U.S. regional carrier.

         S/N AC-621 is leased to a regional carrier in North America for a six-month term, expiring in April 2000. The lessee has expressed interest in a short term extension beyond the initial six month term.

         S/N 3656 and S/N 3676 are subject to similar 48-month leases, expiring in July 2001, with a British regional airline.

         S/N 668 is subject to a 60-month lease expiring, in July 2004, with a regional carrier in Colombia.

         S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

         Detail of Investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 1998 and 1999:

                                                                    Accumulated
                                                 Cost              Depreciation               Net

Balance, December 31, 1997                  $ 11,947,350          $    (761,600)        $  11,185,750

Additions                                              -               (597,500)            (597,500)
Disposals                                      (362,170)                  33,680            (328,490)
                                            ------------          --------------        -------------
Balance, December 31, 1998                    11,585,180             (1,325,420)           10,259,760

Additions                                      2,800,050               (578,220)            2,221,830
Disposals                                    (1,189,000)                 126,930          (1,062,070)
                                            ------------          --------------        -------------
Balance, December 31, 1999                  $ 13,196,230          $  (1,776,710)        $  11,419,520
                                            ============          ==============        =============


                                  JETFLEET III
                          Notes to Financial Statements

3.       Operating Segments

         The Company operates in one business segment, aircraft leasing, and therefore does not present separate segment information for lines of business.

         Approximately 40% and 32% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 1999 and 1998, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The table below sets forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                        Operating Lease Revenue            Net Book Value of Operating Leased Assets
                                    For the Year Ended December 31,                      December 31,

         Country                         1999              1998                     1999              1998
         -------                         ----              ----                     ----              ----

         United States              $     829,180    $     730,350              $   5,402,130    $   3,140,840
         Australia                        617,550          720,000                  3,689,770        3,888,690
         United Kingdom                   440,960          656,640                  1,371,450        2,567,600
         Other                            198,690          156,000                    956,170          662,630
                                    -------------    -------------              -------------    -------------
                                    $   2,086,380    $   2,262,990              $  11,419,520    $  10,259,760
                                    =============    =============              =============    =============

         For the year ended December 31, 1999, the Company had four significant customers, which accounted for 23%, 19%, 17% and 12%, respectively of lease revenue. For the year ended December 31, 1998, the Company had three significant customers, which accounted for 22%, 17% and 12%, respectively, of lease revenue.

         As of December 31, 1999, minimum future lease rent payments receivable under noncancelable leases were as follows:

                  Year                   Amount

                  2000              $   1,987,190
                  2001                  1,114,020
                  2002                    464,100
                  2003                     89,100
                  2004                     44,550
                                    -------------
                                    $   3,698,960
                                    =============


4.       Medium-Term Secured Bonds

         The Company raised $13,031,000 through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium-term secured bond maturing on November 1, 2003. The Bonds bore interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Based on the one-year Treasury bill rate on October 31, 1998 and October 31, 1999, the Bonds bear interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 1999 and November 1, 1999 through October 31, 2000. Interest is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. The carrying amount of the Bonds approximates fair value.

                                  JETFLEET III
                          Notes to Financial Statements

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                             1999         1998
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                         9,130             1,080
                                                                                    -------------    --------------
              Current provision                                                             9,130             1,080
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                      65,420          (18,250)
              State                                                                        33,900           (2,360)
                                                                                    -------------    --------------
              Deferred tax provision                                                       99,320          (20,610)
              Change in valuation allowance                                             (293,770)            20,610
                                                                                    -------------    --------------
                  Subtotal                                                              (194,450)                 -
                                                                                    -------------    --------------

         Total (credit)/provision for income taxes                                  $   (185,320)    $        1,080
                                                                                    =============    ==============

         The total (credit)/provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at statutory federal income tax rate                    $      66,680    $     (17,880)
         State taxes net of federal benefit                                                 2,970           (2,730)
         State franchise taxes                                                              9,130             1,080
         Tax rate differences                                                              29,670                 -
         Change in valuation allowance                                                  (293,770)            20,610
                                                                                    -------------    --------------
         Total provision for income taxes                                           $   (185,320)    $        1,080
                                                                                    =============    ==============

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of December 31, 1999 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $     333,400
              Maintenance deposits                                                        236,850
              Prepaid rent                                                                 34,760
              State franchise taxes                                                           270
              Amortization of organization costs                                               80
                                                                                    -------------
                  Subtotal                                                                605,360
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                 605,360
         Deferred tax liability -
              Depreciation of aircraft                                                  (410,910)
                                                                                    $     194,450
                                                                                    =============

         The Company anticipates generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses may be carried forward for fifteen or twenty years, depending on when they were created, and begin to expire in 2009.

                                  JETFLEET III
                          Notes to Financial Statements

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1999 and 1998, the Company accrued a total of $195,470 and $195,470, respectively, in management fees due JMC.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. During 1999 and 1998, the Company paid acquisition fees totaling $112,870 and $0, respectively, to JMC. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 1999, the Company reimbursed $3,040, $4,550 and $4,930 to JMC, AeroCentury IV and AeroCentury Corp., respectively, for Chargeable Acquisition Expenses. No such expenses were reimbursed during 1998 and no remarketing fees were paid during 1999 or 1998.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 1999 or 1998.

7.       Subsequent Event

         On February 24, 2000, the lessee of two of the Company's 30-seat aircraft filed for reorganization. The two aircraft are owned 100% and 50% by the Company. The lessee is continuing to operate, and, under the reorganization plan, an agreement will be reached regarding the status of those aircraft.

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

Directors and Officers

The directors, executive officers and key employees of the Company and JMC, each of whom serves until his successor is elected and qualified, are as follows:

              Name                                        Position Held

Neal D. Crispin                         President and Chairman of the Board of
                                        Directors of the Company and Chief
                                        Financial Officer and Secretary of the
                                        Company

Edwin S. Nakamura                       Director of the Company

Marc J. Anderson                        Senior Vice President of the Company

Frank Duckstein                         Vice President of the Company

Sidney F. Gage                          Member of JMC Credit Committee

Neal D. Crispin, age 54. Mr. Crispin is Chairman of the Board of Directors and President of the Company. He is also President and a Director of ACY, JHC, JMC and CMA Consolidated, Inc. ("CMA"). Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JHC, JMC and ACY. He received a Bachelors degree in Economics from the University of California at Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Edwin S. Nakamura, age 62, Director. Mr. Nakamura holds a B.S. in Business from San Francisco State University. A certified public accountant, Mr. Nakamura has been the Chief Executive Officer and owner of U.S.A. Publishing, Inc. since 1981.

Marc J. Anderson, age 63. Mr. Anderson is the Company's Senior Vice President and is also Senior Vice President of JHC, JMC and ACY and a Director of ACY. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to
1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp., Director of Aircraft Sales for Fairchild SAAB Joint Venture, and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed by several airlines in various roles of increasing responsibility beginning in 1959.

Frank Duckstein, age 45. Mr. Duckstein is the Company's Vice President, Remarketing. He holds the same position with JMC and ACY. Mr. Duckstein has been in charge of market development for JMC since joining JMC 1995. From 1989 to 1995, Mr. Duckstein served as Director of Marketing for PLM International, a transportation equipment leasing company. While at PLM, he was responsible for sales and remarketing, market research and development, both domestically and internationally, of PLM's corporate and commuter aircraft, as well as their helicopter fleet. Previously, he was with the following international and regional airlines operating within Europe and the U.S. with responsibility for operation, market development and sales: Direct Air (Berlin, Germany); Air
Berlin (Berlin, Germany), and Aeroamerica (Berlin, Germany). Mr. Duckstein attended the Technical University of Berlin, majoring in Economics.

Sidney F. Gage, age 56, Member of JMC Credit Committee. Mr. Gage has been a partner of Gage & Baumgarten, a management consulting firm specializing in strategic business planning, since 1990. Previously, he was Executive Vice President and Director of Mission Resources, Inc., the managing general partner of Mission Resource Partners, an oil and gas company listed on the American Stock Exchange, and President of Mission Securities, Inc., its NASD broker-dealer affiliate. He is a certified public accountant with degrees from the University of Notre Dame and the Stanford University Graduate School of Business. Mr. Gage has served as a consultant to the CMA Group of companies since 1990.

Item 10. Executive Compensation.

The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 1998 and 1999.

Compensation

The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 1999 and 1998, the Company paid a total of $195,470 and $195,470, respectively, in management fees due JMC.

JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. During 1999 and 1998, the Company paid acquisition fees totaling $112,870 and $0, respectively, to JMC. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. During 1999, the Company reimbursed $3,040, $4,550 and $4,930 to JMC, AeroCentury IV and AeroCentury Corp., respectively, for Chargeable Acquisition Expenses. No such expenses were reimbursed during 1998 and no remarketing fees were paid during 1999 or 1998.

The Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 1999 or 1998.

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

Item 12. Certain Relationships and Related Transactions.

See Item 10, above.

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K Filed in Last Quarter

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2000.

                                             JETFLEET III


                                          By: /s/ Neal D. Crispin
                                             ------------------------
                                             Neal D. Crispin
                                             Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 10, 2000.

Signature                                       Title

/s/ Neal D. Crispin                       President and Chairman of the
----------------------                    Board of Directors of the Registrant
Neal D. Crispin                           Chief Financial Officer