Form 10QSB
period 2000-03-31
JETFLEET III
filed 2000-05-15
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to ----------------------

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


On May 15, 2000 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of May 15, 2000 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                            -------     ------

Part I.           Financial Information

Item 1.           Financial Statements.

                                  JETFLEET III
                                  Balance Sheet
                                 March 31, 2000

                                     ASSETS

Current assets:
     Cash                                                                                    $   1,069,000
     Deposits                                                                                      912,640
     Accounts receivable                                                                           106,070
     Rent receivable                                                                                48,970
                                                                                             -------------
Total current assets                                                                             2,136,680

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $1,934,940                                              11,261,300
Debt issue costs, net of accumulated
     amortization of $842,220                                                                      819,230
Deferred taxes                                                                                     165,420
Prepaid expenses                                                                                    12,100
                                                                                             -------------

Total assets                                                                                 $  14,394,730
                                                                                             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $      11,680
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  97,300
     Security deposits                                                                              88,800
     Maintenance deposits                                                                          785,650
     Taxes payable                                                                                   1,680
                                                                                             -------------
Total current liabilities                                                                        1,137,230

Medium-term secured bonds                                                                       11,076,350
                                                                                             -------------

Total liabilities                                                                               12,213,580
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (295,500)
                                                                                             -------------
Total shareholders' equity                                                                       2,181,150
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  14,394,730
                                                                                             =============


See accompanying notes.

                                  JETFLEET III
                            Statements of Operations


                                                           For the Three Months Ended March 31,
                                                              2000                      1999
                                                              ----                      ----
Revenues:

     Rent income                                          $     572,990             $     541,880
     Gain on sale of aircraft                                         -                    12,900
     Interest income                                             24,390                    23,490
                                                          -------------             -------------

                                                                597,380                   578,270
                                                          -------------             -------------


Expenses:

     Depreciation                                               158,220                   141,780
     Amortization                                                57,150                    57,150
     Interest                                                   228,170                   228,170
     Professional fees and general and administrative             3,110                     8,610
     Management fees                                             48,870                    48,870
                                                          -------------             -------------

                                                                495,520                   484,580
                                                          -------------             -------------

Income before taxes                                             101,860                    93,690

Tax provision                                                    31,010                       120
                                                          -------------             -------------

Net income/(loss)                                         $      70,850             $      93,570
                                                          =============             =============

Weighted average common shares outstanding                      815,200                   815,200
                                                          =============             =============

Basic earnings/(loss) per common share                    $        0.09             $        0.11
                                                          =============             =============


See accompanying notes.



                                  JETFLEET III
                            Statements of Cash Flows

                                                                  For the Three Months Ended March 31,

                                                                       2000                  1999
                                                                       ----                  ----

Net cash provided by operating activities                         $      180,760        $     269,760

Investing activities:
     Proceeds from sale of aircraft                                            -            1,074,970
                                                                  --------------        -------------

Net increase in cash                                                     180,760            1,344,730

Cash, beginning of period                                                888,240            1,639,760
                                                                  --------------        -------------

Cash, end of period                                               $    1,069,000        $   2,984,490
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                            2000                 1999
                                                                            ----                 ----
     Interest                                                     $      228,170        $     228,170
     Income taxes                                                          8,500                    -


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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of March 31, 2000, the Company maintained $1,940,200 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

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

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621"), a Shorts SD3-60, serial number S/N 3656 ("S/N 3656"), a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676 ("S/N 3676"), a 33% interest in a deHavilland DHC-6, serial number 668 ("S/N 668") and a Saab 340A, serial number 24 ("S/N 24"). The Company did not purchase any aircraft during the first three months of 2000.

         S/N 13 was re-leased in June 1999 to the same sub-lessee, an Australian carrier, for a one-year term. The Company is in discussions with the sub-lessee regarding its option to exercise a one-year extension of the lease at the same rent.

         S/N 674267 is used on a McDonnell Douglas DC-9 and is subject to a 60-month sublease, expiring in November 2001, between the seller and a Mexican based regional carrier.

         S/Ns 646, 751 and 696 are subject to similar 36-month leases, expiring in July 2001, with a U.S. regional carrier.

         S/N AC-621 was leased to a regional carrier in North America for a six-month term, expiring in April 2000. The lessee extended the lease to July 2000.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

         At the time of purchase, S/N 3656 and S/N 3676 were subject to similar 48-month leases, expiring in July 2001, with a British regional airline. On February 24, 2000, the lessee of these two 30-seat aircraft filed for reorganization. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing S/N 3676, in which the Company owns a 50% interest, on a month to month basis at the same rent. The lessee has also agreed to begin paying monthly maintenance reserves based on the hours flown. The Company is in the process of identifying any unfunded maintenance reserves related to the pre-reorganization period related to both aircraft for which it will submit an unsecured claim to the reorganization administrator. The lessee plans to return S/N 3656, and the Company is negotiating a lease with another regional airline, headquartered in Ireland, for the lease of this aircraft.

         S/N 668 is subject to a 60-month lease expiring, in July 2004, with a regional carrier in Colombia.

         S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

3.       Medium-Term Secured Bonds

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

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                 For the Three Months Ended March 31,

                                                                                           2000           1999
                                                                                           ----           ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                         1,680             1,080
                                                                                    -------------    --------------
              Current provision                                                             1,680             1,080
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                      32,140          (18,250)
              State                                                                       (3,100)           (2,360)
                                                                                    -------------    --------------
              Deferred tax provision                                                       29,040          (20,610)
              Change in valuation allowance                                                     -            20,610
                                                                                    -------------    --------------
                  Subtotal                                                                 29,040                 -
                                                                                    -------------    --------------

         Total provision for income taxes                                           $      30,720    $        1,080

                                  JETFLEET III
                          Notes to Financial Statements

4.       Income Taxes (continued)

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at statutory federal income tax rate                    $      34,630    $     (17,880)
         State taxes net of federal benefit                                                 1,930           (2,730)
         State franchise taxes                                                                  -             1,080
         Tax rate differences                                                             (5,840)                 -
         Change in valuation allowance                                                          -            20,610
                                                                                    -------------    --------------
         Total provision for income taxes                                           $      30,720    $        1,080
                                                                                    =============    ==============

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant  portion of deferred tax assets and liabilities as of March 31, 2000 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $     305,420
              Maintenance deposits                                                        238,960
              Prepaid rent                                                                 34,930
              State franchise taxes                                                           270
              Amortization of organization costs                                               70
                                                                                    -------------
                  Subtotal                                                                579,650
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                 579,650
         Deferred tax liability -
              Depreciation of aircraft                                                  (414,230)
                                                                                    -------------
                                                                                    $     165,420

         The Company anticipates generating adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses may be carried forward for fifteen or twenty years, depending on when they were created, and begin to expire in 2009.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first three months of 2000 and 1999, the Company accrued a total of $48,870 and $48,870, respectively, in management fees due JMC.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first quarters of 2000 or 1999, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during the first quarters of 2000 or 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: generation of future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet are forward looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, a favorable outcome with respect to the aircraft leased to the defaulting British regional air carrier and the Company's claim with respect thereto, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Capital Resources and Liquidity

At March 31, 2000, the Company had cash balances of $1,069,000 and deposits of $912,640. The Company's cash balances were held for the interest payment made to the Unitholders in May 2000, for normally recurring expenses and for investment in additional Income Producing Assets.

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

The Company's primary use of its operating cash flow is interest payments to its Unitholders. Excess cash flow, after payment of interest and operating expenses is held for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets while they remain on lease.

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between July 2000 and July 2004. Leases expiring during 2000 include those for S/N AC-621 and S/N 13. Management is currently negotiating extensions of the leases for both of these aircraft.

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

The decrease in cash flow from operations from year to year was due primarily to the Company having lower net income during 2000 versus 1999 (see Results of Operations, below), and an increase in cash classified as deposits and accounts receivable. This effect was partially offset by the collection of rent receivable from lessees and an increase in deferred taxes.

The decrease in cash flow provided by investing activities was due to the Company's sale of an aircraft during March 1999 versus no such sales in 2000. There were no cash flows from financing activities during the first three months of 2000 or 1999 because the Offering terminated during June 1997.

Results of Operations

The Company recorded net income of $70,850 or $0.09 and $93,570 or $0.11 per share for the three months ended March 31, 2000 and 1999, respectively.

Rental income increased by approximately $31,000 during the first three months of 2000 versus the same period in 1999 as a result of the purchases of the undivided interests in aircraft in July and August 1999. This increase was only partially offset by the sale of an aircraft during March 1999. During 1999, the Company recognized a gain in connection with the sale of S/N 3611.

Depreciation increased by approximately $16,000 during the first three months of 2000 versus 1999 as a result of the purchases discussed above. This effect was only partially offset by the decrease in depreciation expense as a result of the aircraft sold during March 1999.

Factors that May Affect Future Results

Concentration of Leases. The Company owns 100% of one aircraft (S/N 3656), and 50% of a second aircraft (S/N 3676) leased to a British regional carrier, which in the aggregate represent 16% of the Company's monthly revenue. The lessee has recently filed for reorganization under U.K. law. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing S/N 3676, on a month-to-month basis at the same rent. The lessee has also agreed to begin paying monthly maintenance reserves for S/N 3676 based on the hours flown. The lessee has suspended payments on the second aircraft, S/N 3656, and will return the aircraft to the Company. The Company is negotiating a lease with another regional airline, headquartered in Ireland, for the lease of S/N 3656. It is likely that the Company will incur costs associated with the re-lease of this aircraft; however, the Company has not yet determined the amount of such costs. The Company is in the process of identifying any pre-reorganization claims, such as unfunded maintenance reserves or unpaid lease rentals, which will be submitted to the administrators of the lessee, and will be considered an unsecured claim against the lessee. It is unlikely, however, that the Company will recover the full amount of such claims from the lessee.

Ability to Repay Bonds. The Company's ability to repay the Bonds at their maturity date is dependent in part upon reinvestment of excess cash flows in additional Income Producing Assets. To the extent that the Company realizes less than anticipated lease rentals due to lessee rental defaults, early termination of leases, or lower than expected remarketing proceeds during the term of the Bonds or realizes significant unexpected expenses due to lessee defaults in rent or other obligations, this may result in lower than expected excess cash flow available for reinvestment in additional Assets. As a result, the Company's ability to repay the Bonds in full at maturity may be negatively affected by such events even if the Company is able to meet its scheduled interest payments.

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

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small domestic and foreign regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee. Even if an aircraft can be repossessed, the Company may be unable to recover damages from the lessee if the condition of the aircraft when repossessed was worse than that required by the lease.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2000.

                                                      JETFLEET III


                                                  By: /s/ Neal D. Crispin
                                                      -------------------
                                                      Neal D. Crispin
                                              Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 15, 2000.

Signature                           Title

/s/ Neal D. Crispin                 President and Chairman of the
-------------------                 Board of Directors of the Registrant
Neal D. Crispin                     Chief Financial Officer