Form 10-Q
period 2000-06-30
JETFLEET III
filed 2000-08-15
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

On August 15, 2000 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of August 15, 2000 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                 -----   -----

Part I.           Financial Information

Item 1.           Financial Statements.

                                  JETFLEET III
                                  Balance Sheet
                                  June 30, 2000

                                     ASSETS

Current assets:
     Cash                                                                                    $   1,391,410
     Deposits                                                                                    1,014,260
     Accounts receivable                                                                           173,040
     Rent receivable                                                                                45,270
                                                                                             -------------
Total current assets                                                                             2,623,980

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,093,150                                              11,103,090
Debt issue costs, net of accumulated
     amortization of $899,380                                                                      762,070
Deferred taxes                                                                                     151,350
Prepaid expenses                                                                                     6,240
                                                                                             -------------

Total assets                                                                                 $  14,646,730
                                                                                             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $      21,000
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  92,940
     Security deposits                                                                             107,280
     Maintenance deposits                                                                          988,210
     Taxes payable                                                                                     270
                                                                                             -------------
Total current liabilities                                                                        1,361,820

Medium-term secured bonds                                                                       11,076,350
                                                                                             -------------

Total liabilities                                                                               12,438,170
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (268,090)
                                                                                             -------------
Total shareholders' equity                                                                       2,208,560
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  14,646,730
                                                                                             =============


See accompanying notes.


                                  JETFLEET III
                            Statements of Operations


                                       For the Six Months Ended June 30,      For the Three Months Ended June 30,

                                              2000            1999                   2000              1999
                                              ----            ----                   ----              ----
Revenues:

     Rent income                        $   1,136,130     $     950,990         $     563,140    $     409,110
     Gain on sale of aircraft                       -            12,900                     -                -
     Interest income                           55,280            58,300                30,890           34,800
                                        -------------     -------------         -------------    -------------

                                            1,191,410         1,022,190               594,030          443,910
                                        -------------     -------------         -------------    -------------


Expenses:

     Depreciation                             316,430           273,790               158,220          132,020
     Amortization                             114,310           114,310                57,150           57,150
     Interest                                 456,350           456,350               228,170          228,170
     Maintenance                               28,590                 -                28,590                -
     Professional fees and
        general and administrative             30,180            32,980                27,070           24,240
     Management fees                           97,730            97,730                48,870           48,870
                                        -------------     -------------         -------------    -------------

                                            1,043,590           975,160               548,070          490,450
                                        -------------     -------------         -------------    -------------

Income/(loss) before taxes                    147,820            47,030                45,960         (46,540)

Tax provision                                  49,560               920                18,550                -
                                        -------------     -------------         -------------    -------------

Net income                              $      98,260     $      46,110         $      27,410    $    (46,540)
                                        =============     =============         =============    =============

Weighted average common
     shares outstanding                       815,200           815,200               815,200          815,200
                                        =============     =============         =============    =============

Basic earnings/(loss) per common share  $        0.12     $        0.06         $        0.03    $      (0.06)
                                        =============     =============         =============    =============


See accompanying notes.


                                  JETFLEET III
                            Statements of Cash Flows

                                                                    For the Six Months Ended June 30,

                                                                       2000                  1999
                                                                       ----                  ----

Net cash provided by operating activities                         $      503,170        $     403,250

Investing activities -
     Proceeds from sale of aircraft                                            -            1,074,970
                                                                  --------------        -------------

Net increase in cash                                                     503,170            1,478,220

Cash, beginning of period                                                888,240            1,639,760
                                                                  --------------        -------------

Cash, end of period                                               $    1,391,410        $   3,117,980
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                            2000                 1999
                                                                            ----                 ----
     Interest                                                     $      456,350        $     456,350
     Income taxes                                                         14,400                  920


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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of June 30, 2000, the Company maintained $2,382,090 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

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

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, Serial No. AC-621 ("S/N AC-621"), a Shorts SD3-60, serial number S/N 3656 ("S/N 3656"), a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676 ("S/N 3676"), a 33% interest in a deHavilland DHC-6, serial number 668 ("S/N 668") and a Saab 340A, serial number 24 ("S/N 24"). The Company did not purchase any aircraft during the first six months of 2000.

         S/N 13 was re-leased in June 2000 to the same sub-lessee, an Australian carrier, for a one-year term.

         S/N 674267 is used on a McDonnell Douglas DC-9 and is subject to a 60-month sublease, expiring in November 2001, between the seller and a Mexican based regional carrier.

         S/Ns 646 and 751 are subject to similar 36-month leases, expiring in July 2001, with a U.S. regional carrier. During the second quarter of 2000, the Company and the lessee for S/N 696, which had been leased to the same carrier as S/Ns 646 and 751, agreed to an early termination of the lease for S/N 696. S/N 696 was returned by the lessee and, after undergoing certain maintenance and upgrade work, has been re-leased to a regional carrier in the United Kingdom for a term expiring in April 2003.

         S/N AC-621 was leased to a regional carrier in North America for a six-month term, expiring in April 2000. The lessee extended the lease to August 2000 and, subsequently, to September 2000.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

         At the time of purchase, S/N 3656 and S/N 3676 were subject to similar 48-month leases, expiring in July 2001, with a British regional airline. On February 24, 2000, the lessee of these two 30-seat aircraft filed for reorganization. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing S/N 3676, in which the Company owns a 50% interest, on a month to month basis at the same rent. The lessee has also begun paying monthly maintenance reserves based on the hours flown. The Company is in the process of identifying any unfunded maintenance requirements related to the pre-reorganization period related to both aircraft for which it will submit an unsecured claim to the reorganization administrator. During May 2000, S/N 3656 was re-leased to a regional airline, headquartered in Ireland, for a three-year term expiring in May 2003.

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

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                  For the Six Months Ended June 30,
                                                                                           2000           1999
                                                                                           ----           ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                         6,460               920
                                                                                    -------------    --------------
              Current provision                                                             6,460               920
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                      45,450            15,410
              State                                                                        (2,350)           29,950
                                                                                    -------------    --------------
              Deferred tax provision                                                       43,100            45,360
              Change in valuation allowance                                                     -           (45,360)
                                                                                    -------------    --------------
                  Subtotal                                                                 43,100                 -
                                                                                    -------------    --------------

         Total provision for income taxes                                           $      49,560    $          920
                                                                                    =============    ==============


                                  JETFLEET III
                          Notes to Financial Statements

4.       Income Taxes (continued)

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at statutory federal income tax rate                    $      50,260    $       15,990
         State taxes net of federal benefit                                                 2,800               640
         State franchise taxes                                                                  -               920
         Tax rate differences                                                              (3,500)           28,730
         Change in valuation allowance                                                          -           (45,360)
                                                                                    -------------    --------------
         Total provision for income taxes                                           $      49,560    $          920
                                                                                    =============    ==============

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of June 30, 2000 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $     262,570
              Maintenance deposits                                                        311,680
              Prepaid rent                                                                 33,360
              State franchise taxes                                                           270
              Amortization of organization costs                                               50
                                                                                    -------------
                  Subtotal                                                                607,930
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                 607,930
         Deferred tax liability -
              Depreciation of aircraft                                                   (456,580)
                                                                                    -------------
                                                                                    $     151,350
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

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first six months of 2000 and 1999, the Company paid a total of $97,730 and $97,730, respectively, in management fees to JMC.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first six months of 2000 or 1999, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during the first six months of 2000 or 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the Company's lack of significant operating expenses in connection with assets that remain on lease and generation of future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet are forward looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, a favorable outcome with respect to the aircraft leased to the defaulting British regional air carrier and the Company's claim with respect thereto, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Capital Resources and Liquidity

At June 30, 2000, the Company had cash balances of $1,391,410 and deposits of $1,014,270. The Company's cash balances were held for the interest payment made to the Unitholders in August 2000, for normally recurring expenses and for investment in additional Income Producing Assets.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between September 2000 and July 2004. Management is currently negotiating exploring re-lease opportunities for S/N AC-621, the lease for which expires in September 2000.

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

The increase in cash flow from operations from year to year was due primarily to the Company having higher net income during 2000 versus 1999 (see Results of Operations, below), and a decrease in cash classified as deposits and accounts receivable. This effect was partially offset by an increase in rent receivable and deferred taxes.

The decrease in cash flow provided by investing activities was due to the Company's sale of an aircraft during March 1999 versus no such sales in 2000. There were no cash flows from financing activities during the first six months of 2000 or 1999 because the Offering terminated during June 1997.

Results of Operations

The Company recorded net income of $98,260 and $46,110 or $0.12 and $0.06 per share for the six months ended June 30, 2000 and 1999, respectively, and net income of $27,410 and net loss of ($46,540) or $0.03 and ($0.06) per share for the three months ended June 30, 2000 and 1999, respectively.

Rental income increased by approximately $185,000 and $154,000 during the six months and three months ended June 30, 2000 and 1999, respectively, as a result of the purchases of S/N 668 during July 1999 and S/N 24 during August 1999. This increase was only partially offset by the sale of S/N 3611 during March 1999 and the one-month off-lease period for S/N 13 during the second quarter of 1999.

Depreciation increased by approximately $42,000 and $26,000 during the six months and three months ended June 30, 2000 versus 1999 as a result of the depreciation expense incurred as a result of the aircraft purchases during July and August 1999, discussed above. This effect was only partially offset by the sale of an aircraft during March 1999. Maintenance expense increased by approximately $29,000 in 2000 as a result of maintenance work performed on S/N 3656 in order to prepare it for re-lease.

Factors that May Affect Future Results

Concentration of Leases. The Company owns 100% of one aircraft (S/N 3656), and 50% of a second aircraft (S/N 3676) leased to a British regional carrier, which in the aggregate represent 16% of the Company's monthly revenue. The lessee has recently filed for reorganization under U.K. law. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing S/N 3676, on a month-to-month basis at the same rent. The lessee has also agreed to begin paying monthly maintenance reserves for S/N 3676 based on the hours flown. The lessee suspended payments and returned the second aircraft, S/N 3656, and the Company has since re-leased the aircraft to an Irish regional carrier. Costs incurred by the Company in connection with the re-lease of S/N 3656 have been expensed during the second quarter of 2000. The Company is in the process of identifying any pre-reorganization claims, such as unfunded maintenance reserves or unpaid lease rentals for both aircraft, which will be submitted to the administrators of the lessee, and will be considered an unsecured claim against the lessee. It is unlikely, however, that the Company will recover the full amount of such claims from the lessee, and a substantial deficiency in recovery could adversely affect the Company's ability to repay its Bond indebtedness in full at maturity.

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

Risks Related to Regional Air Carriers. Because the Company's leases are all with regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees results in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2000.

                      JETFLEET III


                  By: /s/ Neal D. Crispin
                      --------------------
                      Neal D. Crispin
              Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August 15, 2000.

Signature                       Title

/s/ Neal D. Crispin             President and Chairman of the
-------------------             Board of Directors of the Registrant
Neal D. Crispin                 Chief Financial Officer