Form 10-Q
period 2000-09-30
JETFLEET III
filed 2000-11-15
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934  For the transition period from                 to
                                           ----------------    ----------------

Commission File Number:  33-84336-LA


                                  JetFleet III
                  (Name of small business issuer in its charter)

        California                                      94-3208983
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

 1440 Chapin Avenue, Suite 310
 Burlingame, California                                     94010
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:         (650) 340-1880
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
Yes  X   No
    ---     ---

On November 15, 2000 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of November 15, 2000 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               -------  ------

Part I.           Financial Information

Item 1.           Financial Statements.

                                  JETFLEET III
                                  Balance Sheet
                               September 30, 2000

                                     ASSETS
Current assets:
     Cash                                                                                    $   1,409,690
     Deposits                                                                                    1,303,980
     Accounts receivable                                                                           181,640
     Rent receivable                                                                                 6,670
                                                                                             -------------
Total current assets                                                                             2,901,980

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,255,860                                              11,246,430
Debt issue costs, net of accumulated
     amortization of $956,540                                                                      704,910
Deferred taxes                                                                                     223,920
Prepaid expenses                                                                                     4,080
                                                                                             -------------

Total assets                                                                                 $  15,081,320
                                                                                             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $     280,470
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  83,180
     Security deposits                                                                             155,960
     Maintenance deposits                                                                        1,260,330
     Taxes payable                                                                                 (4,370)
                                                                                             -------------
Total current liabilities                                                                        1,927,690

Medium-term secured bonds                                                                       11,076,350
                                                                                             -------------

Total liabilities                                                                               13,004,040
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (399,370)
                                                                                             -------------
Total shareholders' equity                                                                       2,077,280
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  15,081,320
                                                                                             =============


See accompanying notes.

                                  JETFLEET III
                            Statements of Operations


                                          For the Nine Months Ended               For the Three Months Ended
                                                 September 30,                           September 30,

                                              2000            1999                   2000              1999
                                              ----            ----                   ----              ----
Revenues:

     Rent income                        $   1,703,390     $   1,503,220         $     567,250    $     552,230
     Gain on sale of aircraft                       -            12,900                     -                -
     Interest income                           93,760            83,670                38,490           25,370
                                        -------------     -------------         -------------    -------------

                                            1,797,150         1,599,790               605,740          577,600
                                        -------------     -------------         -------------    -------------


Expenses:

     Depreciation                             479,140           420,010               162,710          146,220
     Provision for impairment in
       value of aircraft                      150,700                 -               150,700                -
     Amortization                             171,470           171,470                57,160           57,160
     Interest                                 684,520           684,520               228,170          228,170
     Maintenance                              140,730                 -               112,140                -
     Professional fees and
        general and administrative             77,660            60,610                47,500           27,640
     Management fees                          146,600           146,600                48,860           48,860
                                        -------------     -------------         -------------    -------------

                                            1,850,820         1,483,210               807,240          508,050
                                        -------------     -------------         -------------    -------------

Loss/(income) before taxes                   (53,670)           116,580             (201,500)           69,550

Tax (benefit)/provision                      (20,650)             2,880              (70,220)            1,960
                                        -------------     -------------         -------------    -------------

Net (loss)/income                       $    (33,020)     $     113,700         $   (131,280)    $      67,590
                                        =============     =============         =============    =============

Weighted average common
     shares outstanding                       815,200           815,200               815,200          815,200
                                        =============     =============         =============    =============

Basic (loss/)earnings per common share  $      (0.04)     $        0.14         $      (0.16)    $        0.08
                                        =============     =============         =============    =============


See accompanying notes.

                                  JETFLEET III
                            Statements of Cash Flows

                                                                         For the Nine Months
                                                                           Ended September 30,

                                                                       2000                  1999
                                                                       ----                  ----

Net cash provided by operating activities                         $      978,200        $     726,980

Investing activities:
     Purchase of interests in aircraft                                 (456,750)          (2,800,050)
     Proceeds from sale of aircraft                                            -            1,074,970
                                                                  --------------        -------------
Net cash used by investing activities:                                 (456,750)          (1,725,080)

Net increase/(decrease) in cash                                          521,450            (998,100)

Cash, beginning of period                                                888,240            1,639,760
                                                                  --------------        -------------

Cash, end of period                                               $    1,409,690        $     641,660
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                            2000                 1999
                                                                            ----                 ----
     Interest                                                     $      684,520        $     694,520
     Income taxes                                                         21,400                  920


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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of September 30, 2000, the Company maintained $2,670,580 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

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

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Fairchild Metro III SA-227-AC, serial number AC-621 ("S/N AC-621"), a Shorts SD3-60, serial number S/N 3656 ("S/N 3656"), a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676 ("S/N 3676"), a 33% interest in a deHavilland DHC-6, serial number 668 ("S/N 668") and a Saab 340A, serial number 24 ("S/N 24"). The Company did not purchase any aircraft during the first nine months of 2000, but did capitalize a total of $456,750 of equipment added to S/N 696 and S/N 668.

         S/N 13 was re-leased in June 2000 to the same sub-lessee, an Australian carrier, for a one-year term.

         S/N 674267 is used on a McDonnell Douglas DC-9 and is subject to a 60-month sublease, expiring in November 2001, between the seller and a Mexican based regional carrier.

         S/Ns 646 and 751 are subject to similar 36-month leases, expiring in July 2001, with a U.S. regional carrier. During the second quarter of 2000, the Company and the lessee for S/N 696, which had been leased to the same carrier as S/Ns 646 and 751, agreed to an early termination of the lease for S/N 696. S/N 696 was returned by the lessee and, after undergoing certain maintenance and upgrade work, was re-leased to a regional carrier in the United Kingdom for a term expiring in April 2003.

         S/N AC-621 was leased to a regional carrier in North America for a six-month term, expiring in April 2000. The lessee extended the lease to August 2000 and, subsequently, to October 2000. S/N AC-621 was returned by the lessee and, during November, the Company sold the aircraft and recognized a gain of approximately $173,000 in connection with the sale.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

         At the time of purchase, S/N 3656 and S/N 3676 were subject to similar 48-month leases, expiring in July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy and had its own facility which was certified to perform any required maintenance. On February 24, 2000, the lessee filed for reorganization. The lessee has continued to operate, and, under the reorganization plan, the lessee is continuing to lease S/N 3676, in which the Company owns a 50% interest, on a month-to-month basis at the same rent as under the original lease. The lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and paying rent and maintenance reserves under its reorganization plan. The owners of the aircraft now believe that S/N 3676 will be returned by the lessee by year-end 2000 and that collection on any claim for the maintenance related to usage by the lessee prior to the reorganization date but not required to be performed until after the reorganization date is doubtful. The owners believe that they will realize a greater benefit if they sell the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Because such maintenance will likely not be performed, the Company believes that there has been an impairment of the asset. The Company has, therefore, reduced the carrying value of the aircraft from $425,700 to $275,000 and recognized a provision for impairment estimated to be $150,700 at September 30, 2000. (See also Note 6, Subsequent Events.)

         During May 2000, S/N 3656 was re-leased to a regional airline, headquartered in Ireland, for a three-year term expiring in May 2003.

         S/N 668, in which the Company owns a 33% interest, was subject to a 60-month lease, expiring in July 2004, with a regional carrier in Colombia. During the third quarter of 2000, due to non-payment of rent and reserves by the lessee, the Company notified the lessee of its intent to repossess the aircraft. The Company recorded a write-off of $45,860 of rent receivable which amount was net of the security deposit held by the Company, and reduced its reserves receivable and related liability by $60,390. During November, the owners repossessed S/N 668. At September 30, 2000, the Company has also accrued $66,000 of estimated maintenance related to usage by the lessee. The owners believe that there are limited re-lease opportunities for this type of aircraft. Therefore, in November 2000, the owners signed a non-binding term sheet for the sale of the aircraft to be consummated on November 30, 2000 which, if successful, would allow the Company to realize a gain on the sale of approximately $35,000. (See also Note 6, Subsequent Events.)

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

                                  JETFLEET III
                          Notes to Financial Statements

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                     For the Nine Months Ended
                                                                                            September 30,

                                                                                           2000           1999
                                                                                           ----           ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                         8,820             2,880
                                                                                    -------------    --------------
              Current provision                                                             8,820             2,880
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                    (23,270)            39,050
              State                                                                       (6,200)            33,790
                                                                                    -------------    --------------
              Deferred tax provision                                                     (29,470)            72,840
              Change in valuation allowance                                                     -          (72,840)
                                                                                    -------------    --------------
                  Subtotal                                                               (29,470)                 -
                                                                                    -------------    --------------

         Total provision for income taxes                                           $    (20,650)    $        2,880
                                                                                    =============    ==============

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at statutory federal income tax rate                    $    (18,250)    $       39,630
         State taxes net of federal benefit                                               (1,020)             1,650
         State franchise taxes                                                                  -             2,880
         Tax rate differences                                                             (1,380)            31,560
         Change in valuation allowance                                                          -          (72,840)
                                                                                    -------------    --------------
         Total provision for income taxes                                           $    (20,650)    $        2,880
                                                                                    =============    ==============

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of September 30, 2000 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $     232,730
              Maintenance deposits                                                        409,360
              Prepaid rent                                                                 29,860
              State franchise taxes                                                           270
              Amortization of organization costs                                               40
                                                                                    -------------
                  Subtotal                                                                672,260
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                 672,030
         Deferred tax liability -
              Depreciation of aircraft                                                  (448,340)
                                                                                    -------------
                                                                                    $     223,920
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

                                  JETFLEET III
                          Notes to Financial Statements

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first nine months of 2000 and 1999, the Company paid a total of $146,600 and $146,600, respectively, in management fees to JMC.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first nine months of 2000, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During the first nine months of 1999, the Company paid JMC a total of $112,870 in acquisition fees.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during the first nine months of 2000 or 1999.

6.       Subsequent Events

         During November 2000, the Company sold S/N AC-621 and recognized a gain of approximately $173,000 in connection with the sale. The Company intends to use the sales proceeds along with excess cash flow to purchase an additional income-producing asset.

         At the time of purchase in July 1997, S/N 3676, in which the Company owns a 50% interest, was under a lease with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy and had its own facility which was certified to perform any required maintenance. In February 2000, the lessee filed for reorganization. The lessee has continued to operate, and, under the reorganization plan, the lessee has continued to lease S/N 3676 on a month-to-month basis at the same rent as under the original lease. The lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and paying rent and maintenance reserves under its reorganization plan. The owners of the aircraft now believe that S/N 3676 will be returned by the lessee by year-end 2000 and that collection on any claim for the maintenance related to usage by the lessee prior to the reorganization date but not required to be performed until after the reorganization date is doubtful. The owners believe that they will realize a greater benefit if they sell the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Because such maintenance will likely not be performed, the Company believes that there has been an impairment of the asset. The Company has, therefore, reduced the carrying value of the aircraft from $425,700 to $275,000 and recognized a provision for impairment estimated to be $150,700 at September 30, 2000. If, as the Company anticipates, it is unable to collect a substantial portion of its claim in bankruptcy for unfunded maintenance requirements, this possibility, along with the asset impairment for S/N 3676 recognized during the third quarter of 2000, may have an adverse affect upon the Company's ability to repay its Bond indebtedness in full at maturity.

                                  JETFLEET III
                          Notes to Financial Statements

6.       Subsequent Events (continued)

         The Company owns a 33% interest in S/N 668. Over the last several months, the owners of the aircraft have tried to work out a payment plan under which the lessee of S/N 668, a Colombian regional carrier, could continue to use the aircraft while paying reduced rent and deferring the shortfall until the lessee became more profitable. The owners attempted to perfect a first priority secured interest in real estate owned by the lessee, the estimated fair market value of which approximated the monies owed the owners. However, after protracted negotiations, the lessee failed to sign the necessary documents, and the owners began repossession efforts which were completed in November 2000. The owners believe that there are limited re-lease opportunities for this type of aircraft. Therefore, in November 2000, the owners signed a non-binding term sheet for the sale of the aircraft to be consummated on November 30, 2000 which, if successful, would allow the Company to realize a gain on the sale of approximately $35,000. The proceeds of such sale would then be used along with the proceeds from the sale of S/N AC-621 noted above, along with excess cash flow, to purchase an additional income-producing asset.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding the return of S/N 3676, collection of unfunded maintenance requirements for S/N 3676, realization of a greater benefit from sale of S/N 3676 rather than re-leasing to a new lessee, the limited re-lease opportunities for S/N 668, the possible sale of S/N 668 and use of proceeds to purchase assets, the effect of the impairment of S/N 3676 on the Company's ability to repay its indebtedness, the Company's lack of significant operating expenses in connection with assets that remain on lease, the adequacy of the Company's reserves to meet its immediate cash requirements, recovery of unfunded maintenance requirements from the Company's lessee under reorganization, and generation of future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to further defaults or terminations by lessees, failure to recover fully on claims against defaulting lessees, availability of appropriate assets for acquisition, and general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Capital Resources and Liquidity

At September 30, 2000, the Company had cash balances of $1,409,690 and deposits of $1,303,980. The Company's cash balances were held for the interest payment made to the Unitholders in November 2000, for normally recurring expenses and for investment in additional Income Producing Assets.

Since Inception, the Company's funds have come in primarily the form of an initial contribution from JMC, proceeds from the Offering and rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Unitholders and to the extent expenses exceed cash flows from leases.

The Company's primary use of its operating cash flow is interest payments to its Unitholders. Excess cash flow, after payment of interest and operating expenses has been held for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets while they remain on lease.

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between July 2001 and May 2003. During November 2000, the Company sold S/N AC-621 and recognized a gain of approximately $173,000 in connection with the sale. S/N 668 was repossessed in November 2000 due to non-payment of rent and reserves by the lessee and a non-binding term sheet has been signed for the sale of the aircraft to be consummated on November 30, 2000 which, if successful, would allow the Company to realize a gain on the sale of approximately $35,000. The proceeds of such sale would then be used along with the proceeds from the sale of S/N AC-621 noted above, along with excess cash flow, to purchase an additional income-producing asset.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and is a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury bill rate on October 31, 1998 and October 31, 1999, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 1999 and November 1, 1999 through October 31, 2000. The Company has determined that the rate will remain at 8.24% for the period November 1, 2000 through October 31, 2001.

Although the Company had a net loss in the first nine months of 2000 versus net income for the same period in 1999, it also recognized additional depreciation and a provision for impairment in the value of an aircraft during 2000, the net effect of which contributed to an increase in cash flow from operations from year to year. The increase was also due to a decrease in rent receivable and an increase in accounts payable from year to year. The effect of these changes was only partially offset by an increase in cash classified as deposits, accounts receivable and deferred taxes and a decrease in prepaid rents.

The decrease in cash flow used by investing activities was due to the Company's purchase of an aircraft during August 1999 versus no such purchases, other than capitalizing the cost of equipment added to two planes already owned, in 2000. There were no cash flows from financing activities during the first nine months of 2000 or 1999 because the Offering terminated during June 1997.

Results of Operations

The Company recorded net loss of ($33,020) and net income of $113,700 or ($0.04) and $0.14 per share for the nine months ended September 30, 2000 and 1999, respectively. The Company recorded net loss of ($131,280) and net income of $67,590 or ($0.16) and $0.08 per share for the three months ended September 30, 2000 and 1999, respectively.

Rental income increased by approximately $200,000 and $15,000 during the nine months and three months ended September 30, 2000 and 1999, respectively, as a result of the purchase of S/N 24 during August 1999. This increase was partially offset by the sale of an aircraft during March 1999, the one-month off-lease period for S/N 13 during the second quarter of 1999 and the repossession of S/N 668 and the associated write-off of rent receivable during the third quarter of 2000.

Depreciation increased by approximately $59,000 and $16,000 during the nine months and three months ended September 30, 2000 versus 1999 as a result of the depreciation expense incurred as a result of the purchases of S/N 668 and S/N 24 during July and August 1999, respectively. This effect was only partially offset by the sale of an aircraft during March 1999. Maintenance expense increased by approximately $140,000 and $112,000 in the nine month and three periods of 2000 as a result of maintenance work performed on S/N 3656 in order to prepare it for re-lease and the accrual of estimated maintenance to be performed on S/N 668, as a result of reserves which the Company was unable to collect from the lessee. The company wrote off the receivable for uncollected maintenance during September 2000. During the third quarter of 2000, the Company recorded a provision for impairment in value of S/N 3676 based on its estimated fair value. If, as the Company anticipates, it is unable to collect a substantial portion of its claim in bankruptcy for unfunded maintenance requirements, this possibility, along with the asset impairment for S/N 3676 recognized during the third quarter of 2000, may have an adverse affect upon the Company's ability to repay its Bond indebtedness in full at maturity.

Factors that May Affect Future Results

Claims  Against  Bankrupt  Lessee.  The Company owns 100% of one  aircraft  (S/N
3656), and 50% of a second aircraft (S/N 3676) leased to a British regional carrier. The lessee filed for reorganization under U.K. law in February 2000. The lessee is continuing to operate, and, under a reorganization plan adopted by the trustee managing the reorganization, the lessee agreed to continue leasing S/N 3676, on a month-to-month basis at the same rent as under the original lease, which represents 6% of the Company's current monthly lease revenue. The lessee also agreed to begin paying monthly maintenance reserves for S/N 3676 based on the hours flown. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy and had its own facility which was certified to perform any required maintenance. In February 2000, the lessee suspended payments for and returned S/N 3656, and the Company has since re-leased the aircraft to an Irish regional carrier. Costs incurred by the Company in connection with the re-lease of S/N 3656 have been expensed during the second quarter of 2000. The Company has identified its pre-reorganization claims, such as costs related to the maintenance of the aircraft prior to the reorganization but not required to be performed until after the reorganization, and any unpaid lease rentals for both aircraft, which will be considered an unsecured claim against the lessee. It is unlikely, however, that the Company will recover the full amount of such claims from the lessee, and a substantial deficiency in recovery could adversely affect the Company's ability to repay its Bond indebtedness in full at maturity.

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

The Company's ability to repay the Bonds at their maturity date is also dependent in part upon its ability to refinance the Bonds or sell its aircraft portfolio at a price sufficient to retire the outstanding Bond principal. If due to the impairment of S/N 3676 described in "Results of Operations" above and/or other risks described below in the risk factors entitled "Ownership Risks" and "Leasing Risks", the values of the Company's aircraft portfolio are in a depressed state at the maturity date of the Bonds, the Company may be unable to repay the entire Bond indebtedness on the maturity date.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2000.

                                          JETFLEET III


                                      By: /s/ Neal D. Crispin
                                          ----------------------
                                          Neal D. Crispin
                                          Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 15, 2000.

Signature                                   Title

/s/ Neal D. Crispin                         President and Chairman of the
-------------------
Neal D. Crispin                             Board of Directors of the Registrant
                                            Chief Financial Officer