Form 10KSB
period 2000-12-31
JETFLEET III
filed 2001-03-29
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                to
                                          ---------------    ----------------

Commission File Number:  33-84336-LA

                                  JetFleet III
                 (Name of small business issuer in its charter)

           California                                    94-3208983
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  1440 Chapin Avenue, Suite 310
      Burlingame, California                                94010
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:        (650) 340-1880
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

Revenues for the issuer's most recent fiscal year:  $2,548,710

On March 29, 2001 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 29, 2001 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                                     PART I

Item 1.           Business.

Business of the Company

JetFleet III (the "Company") was incorporated in the state of California in August 1994 ("Inception"). The Company was formed solely for the purpose of offering up to $20,000,000 in $1,000 Series A Units, each Unit consisting of one $850 Bond, maturing on November 1, 2003, and 15 shares of Preferred Stock (the "Offering"). Capitalized terms not defined in this report are defined in the Prospectus for the Offering and are incorporated herein by reference to the Prospectus.

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

The directors of the Company are Neal D. Crispin, Chairman and Edwin S. Nakamura, Director. The officers of the Company are Neal D. Crispin, President and Secretary and Marc J. Anderson, Senior Vice President and Chief Operating Officer.

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

Aircraft and Aircraft Engines

At December 31, 2000, the Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Shorts SD3-60, serial number S/N 3656 ("S/N 3656"), a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676 ("S/N 3676"), and a Saab 340A, serial number 24 ("S/N 24").

The Company did not  purchase any aircraft  during  2000,  but did  capitalize a total of $456,750 of equipment added to S/N 696 and S/N 668. The Company invested approximately $2,800,000, including reimbursement for chargeable acquisition costs and acquisition fees of approximately $127,230, in aircraft assets during 1999. During the fourth quarter of 2000, the Company sold its Fairchild Metro III SA-227-AC, serial number AC-621 ("S/N AC-621") and its 33% undivided interest in a deHavilland DHC-6, serial number S/N 668 ("S/N 668") and recognized a gain of $162,510 and a loss of $19,880, respectively. During 1999, the Company sold its Shorts SD3-60, serial number 3611 ("S/N 3611") and recognized a gain of approximately $12,900 and its 50% interest in a Fairchild Metro II SA-226-TC, serial number TC-370, and recognized a gain of $30,830 in connection with the sale.

S/N 13 was re-leased in June 2000 to the same sub-lessee, an Australian carrier, for a one-year term. During 2000, the Company recorded as expense approximately $266,600 to reflect a reduction in the carrying value of S/N 13, based on current appraisal.

S/N 674267 is used on a McDonnell Douglas DC-9 and is subject to a 60-month sublease, expiring in November 2001, between the seller and a Mexican based regional carrier.

S/Ns 646 and 751 are subject to similar 36-month leases, expiring in July 2001, with a U.S. regional carrier. During the second quarter of 2000, the Company and the lessee for S/N 696, which had been leased to the same carrier, agreed to an early termination of this lease. S/N 696 was returned by the lessee and, after undergoing certain maintenance and upgrade work, was re-leased to a regional carrier in the United Kingdom for a term expiring in April 2003.

At the time of purchase, S/N 3656 and S/N 3676 were subject to similar 48-month leases, expiring in July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. It had recently been named Airline of the Year by the European Regions Airline Association and had its own facility which was certified to perform any required maintenance. Subsequent to the Company's purchase of the aircraft, the airline's management pursued a policy of rapid expansion, which led to a financial crisis and, on February 24, 2000, the lessee filed for reorganization.

The lessee has continued to operate, and, under the reorganization plan, the lessee continued to lease S/N 3676, in which the Company owns a 50% interest, on a month-to-month basis at the same rent as under the original lease. The lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and paying rent and maintenance reserves under its reorganization plan. The lessee notified the owners that the aircraft would be returned to them during the fourth quarter. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft from $425,700 to $275,000 and recognized a provision for impairment estimated to be $150,700 at September 30, 2000. The aircraft was returned to the Company during the fourth quarter and, in January 2001 it was sold. The Company received net proceeds of $167,450 and recognized a loss of $34,470.

The  Company   had  filed   claims  for   approximately   $848,000  of  unfunded
pre-reorganization maintenance expense related to S/N 3656 and S/N 3676. On February 13, 2001, the majority of the creditors of the lessee approved a reorganization plan, which provided that unsecured creditors, like the Company, would not receive any recovery of pre-reorganization claims.

During May 2000, S/N 3656 was re-leased to a regional airline, headquartered in Ireland, for a three-year term expiring in May 2003. During 2000, the Company recorded as expense approximately $82,000 to reflect a reduction in the carrying value of S/N 3656, based on current appraisal.

S/N 668, in which the Company owns a 33% interest, was subject to a 60-month lease, expiring in July 2004, with a regional carrier in Colombia. During the third quarter of 2000, due to non-payment of rent and reserves by the lessee, the Company notified the lessee of its intent to repossess the aircraft. At September 30, 2000, the Company recorded a write-off of $45,860 of rent receivable which amount was net of the security deposit held by the Company, and reduced its reserves receivable and related liability by $60,390. During November, the owners repossessed S/N 668. At September 30, 2000, the Company also accrued $66,000 of estimated maintenance to be performed on S/N 668 related to usage by the lessee. In December, the owners sold the aircraft "as is". The Company received net proceeds of $300,670 and recognized a loss of $19,880. Because the aircraft was sold "as is", no incremental maintenance work was performed and the Company reversed the $66,000 accrual for such work.

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

Number of Security Holders

                  Approximate number of holders of Series A
                  Units ("Unitholders") as of March 29, 2001:  800

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

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding use of excess cash flow and sales proceeds to purchase assets in the second quarter of 2001, reduction of the impact of a change in the global air travel industry on the Company by proper asset and lessee selection, the Company's lack of significant operating expenses in connection with assets that remain on lease, the adequacy of the Company's reserves to meet its immediate cash requirements and generation of future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to further defaults or terminations by lessees, failure to recover fully on claims against defaulting lessees, availability of appropriate assets for acquisition, and general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Results of Operations

The Company recorded net loss of ($153,710) or ($0.19) per share and net income of $381,420 or $0.47 per share for the years ended December 31, 2000 and 1999, respectively.

Rent income was approximately $173,000 higher in 2000 than 1999, as a result of the purchase of S/N 24 during August 1999. This increase was partially offset by the sale of aircraft during March 1999 and the fourth quarter of 2000 and the repossession of S/N 668 and the associated write-off of rent receivable during the third quarter of 2000. During the fourth quarter of 2000, the Company sold two aircraft, one of which resulted in a gain on sale and the other a loss.

Depreciation increased by approximately $69,000 in 2000 versus 1999 as a result of the depreciation expense incurred associated with the purchases of S/N 668 and S/N 24 during July and August 1999, respectively. This effect was only partially offset by the sale of aircraft during March 1999 and the fourth quarter of 2000. Maintenance expense increased by approximately $84,000 in 2000 as a result of maintenance work performed on S/N 3656 in order to prepare it for re-lease. In addition, the Company wrote off a receivable for uncollected maintenance during September 2000, associated with the repossession of S/N 668. During 2000, the Company recorded a provision for impairment in value of S/N 13, S/N 3656 and S/N 3676, based on the current appraisal of and management's analysis of market conditions for the aircraft.

Capital Resources and Liquidity

Since Inception, the Company's funds have come primarily in the form of an initial contribution from JHC, proceeds from the Offering and rental revenue from the Income Producing Assets purchased using those proceeds. The Company's liquidity varies, increasing to the extent cash flows from operations exceed expenses, and decreasing as interest payments are made to the Unitholders and to the extent expenses exceed cash flows from leases.

The Company's primary use of its operating cash flow is interest payments to its Unitholders. Excess cash flow, after payment of interest and operating expenses has been held for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company has not and does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets while they remain on lease.

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between June 2001 and April 2003. During November 2000, the Company sold S/N AC-621 and recognized a gain of approximately $173,000 in connection with the sale. During the third quarter of 2000, due to non-payment of rent and reserves by the lessee, the Company notified the lessee of its intent to repossess S/N
668. At September 30, 2000, the Company recorded a write-off of $45,860 of rent receivable which amount was net of the security deposit held by the Company, and reduced its reserves receivable and related liability by $60,390. During November, the owners repossessed S/N 668. At September 30, 2000, the Company also accrued $66,000 of estimated maintenance to be performed on S/N 668 related to usage by the lessee. In December, the owners sold the aircraft "as is". The Company received net proceeds of $300,670 and recognized a loss of $19,880. Because the aircraft was sold "as is", no incremental maintenance work was performed and the Company reversed the $66,000 accrual for such work. During January 2001, the Company sold its 50% interest in S/N 3676 and received net proceeds of $167,450. The net proceeds of such sales will be used, along with excess cash flow, to purchase an additional income-producing asset for approximately $1,700,000.

As discussed in Item 1, on February 13, 2001, the majority of the creditors of one of the Company's lessees approved a reorganization plan, which provided that unsecured creditors, like the Company, would not receive any recovery of pre-reorganization claims. In projecting its cash reserves, the Company has always anticipated that these claims would not be collected.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and is a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2000. The Company has determined that the rate will remain at 8.24% for the period November 1, 2000 through October 31, 2001.

Although the Company had a net loss in 2000 versus net income in 1999, it also recognized additional depreciation, a provision for impairment in the value of aircraft and an increased gain on sale of aircraft during 2000, the net effect of which resulted in approximately $1,170,000 from operations from these sources in both years. The increase in cash flow from operations from year to year was also due to a decrease in the change in cash classified as deposits and rent receivable and increases in the change in deferred taxes, other assets and payable to affiliates. The effect of these changes was only partially offset by decreases in taxes payable, prepaid rent and security deposits.

The decrease in cash flow used by investing activities from year to year was due to the Company's purchase of an aircraft during August 1999 versus no such purchases, other than capitalizing the cost of equipment added to two planes already owned, in 2000. There were no cash flows from financing activities during 2000 or 1999 because the Offering terminated during June 1997.

Outlook

As discussed in"Results of Operations", two of the Company's aircraft were sold during 2000. The Company's 50% interest in a third aircraft was sold during January 2001. The proceeds of these sales are expected to be combined with existing cash flow available for reinvestment to purchase additional assets for the Company's portfolio sometime in the second quarter of 2001. From November 1, 2001 through the maturity date of the Bonds on November 1, 2003, the Company will place all excess cash flow in a sinking fund account to be used solely to repay the Bonds at maturity.

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

The Company's ability to repay the Bonds at their maturity date is also dependent in part upon its ability to refinance the Bonds or sell its aircraft portfolio at a price sufficient to retire the outstanding Bond principal. If, due to the risks described below under "Ownership Risks" and "Leasing Risks", the values of the Company's aircraft portfolio are in a depressed state at the maturity date of the Bonds, the Company may be unable to repay the entire Bond indebtedness on the maturity date.

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

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for JetFleet III:

                           Report of Independent Auditors, Vocker Kristofferson and Co. Balance Sheet as of December 31, 2000 Statements of Operations for the Years Ended December 31, 2000 and 1999 Statements of Changes in Shareholders' Equity for the Years Ended
                              December 31, 2000 and 1999
                           Statements of Cash Flows for the Years Ended
                              December 31, 2000 and 1999
                           Notes to Financial Statements

         (2)      Schedules:

                           All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of JetFleet III


We have audited the accompanying balance sheet of JetFleet III, a California corporation, as of December 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetFleet III at December 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



VOCKER KRISTOFFERSON AND CO.



March 22, 2001
San Mateo, California

                                  JETFLEET III
                                  Balance Sheet
                                December 31, 2000

                                     ASSETS

Current assets:
     Cash                                                                                    $   2,788,090
     Deposits                                                                                    1,337,070
     Accounts receivable                                                                           131,580
                                                                                             -------------
Total current assets                                                                             4,256,740

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,176,230                                               9,649,470
Debt issue costs, net of accumulated
     amortization of $1,013,690                                                                    647,760
Deferred taxes                                                                                     283,230
Prepaid taxes                                                                                       13,050
Prepaid expenses                                                                                     2,960
                                                                                             -------------

Total assets                                                                                 $  14,853,210
                                                                                             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $      34,760
     Payable to affiliate                                                                           53,440
     Interest payable                                                                              152,120
     Prepaid rents                                                                                 108,200
     Security deposits                                                                             142,960
     Maintenance deposits                                                                        1,328,790
                                                                                             -------------
Total current liabilities                                                                        1,820,270

Medium-term secured bonds                                                                       11,076,350
                                                                                             -------------

Total liabilities                                                                               12,896,620
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (520,060)
                                                                                             -------------
Total shareholders' equity                                                                       1,956,590
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  14,853,210
                                                                                             =============


See accompanying notes.

                                  JETFLEET III
                            Statements of Operations


                                                                                      For the Years Ended
                                                                                         December 31,
                                                                                     2000              1999
                                                                                     ----              ----
Revenues:

     Rent income                                                                $   2,259,550    $   2,086,380
     Gain on sale of aircraft                                                         143,870           12,900
     Interest income                                                                  145,290          103,240
                                                                                -------------    -------------

                                                                                    2,548,710        2,202,520


Expenses:

     Depreciation                                                                     647,490          578,220
     Provision for impairment in
       value of aircraft                                                              593,720                -
     Amortization                                                                     228,620          228,620
     Interest                                                                         912,690          912,690
     Maintenance                                                                       83,600                -
     Professional fees and
        general and administrative                                                    113,970           91,420
     Management fees                                                                  195,470          195,470
                                                                                -------------    -------------

                                                                                    2,775,560        2,006,420

(Loss)/income before taxes                                                           (226,850)         196,100

Tax benefit                                                                           (73,140)        (185,320)
                                                                                -------------    -------------

Net (loss)/income                                                               $    (153,710)    $    381,420
                                                                                =============    =============

Weighted average common
     shares outstanding                                                               815,200          815,200
                                                                                =============    =============

Basic (loss/)earnings per common share                                          $       (0.19)    $       0.47
                                                                                =============    =============


See accompanying notes.

                                  JETFLEET III
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 2000 and 1999

                                                                                                 Total
                                           Preferred         Common          Accumulated     Shareholders'
                                             Stock            Stock            Deficit          Equity

Balance, December 31, 1998              $   1,661,450     $     815,200    $    (747,770)    $   1,728,880

Net income for the period                           -                 -          381,420           381,420
                                        -------------     -------------    -------------     -------------

Balance, December 31, 1999                  1,661,450           815,200         (366,350)        2,110,300

Net loss for the period                             -                 -         (153,710)         (153,710)
                                        -------------     -------------    -------------     -------------

Balance, December 31, 2000              $   1,661,450     $     815,200    $    (520,060)    $   1,956,590
                                        =============     =============    =============     =============


See accompanying notes.

                                  JETFLEET III
                            Statements of Cash Flows

                                                                    For the Years Ended December 31,
                                                                       2000                  1999
                                                                       ----                  ----
Operating activities:
     Net (loss)/income                                            $     (153,710)       $     381,420
     Adjustments to reconcile net (loss)/income to net
       cash provided by operating activities:
         Depreciation                                                    647,490              578,220
         Provision for impairment                                        593,720                    -
         Amortization                                                    228,620              228,620
         Gain on sale of aircraft                                       (143,870)             (12,900)
         Deferred taxes                                                  (88,780)            (194,450)
         Change in operating assets and liabilities:
           Deposits                                                     (514,910)            (577,760)
           Accounts receivable                                           (69,680)             (61,900)
           Rent receivable                                                68,850              (44,290)
           Prepaid taxes                                                 (13,050)                   -
           Other assets                                                   10,000              (12,060)
           Accounts payable                                               10,860                9,650
           Payable to affiliates                                          53,440                    -
           Prepaid rents                                                  10,310               40,210
           Security deposits                                              54,160               88,800
           Maintenance deposits                                          541,900              541,790
           Taxes payable                                                  (8,210)               8,210
                                                                  --------------        -------------
     Net cash provided by operating activities                         1,227,140              973,560
                                                                  --------------        -------------

Investing activities:
     Purchase of interests in aircraft                                  (554,740)          (2,800,050)
     Proceeds from sale of aircraft                                    1,227,450            1,074,970
                                                                  --------------        -------------
Net cash provided/(used) by investing activities                         672,710           (1,725,080)
                                                                  --------------        -------------

Net increase/(decrease) in cash                                        1,899,850             (751,520)

Cash, beginning of period                                                888,240            1,639,760
                                                                  --------------        -------------

Cash, end of period                                               $    2,788,090        $     888,240
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2000                  1999
                                                                       ----                  ----
     Interest (net of amount capitalized)                         $      912,690        $     912,690
     Income taxes                                                         36,900                  920

See accompanying notes.

                                  JETFLEET III
                          Notes to Financial Statements

1.       Summary of Significant Accounting Policies

         Basis of Presentation

         JetFleet III (the "Company") was incorporated in the state of California in August 1994 ("Inception"). The Company was formed solely for the purpose of acquiring Income Producing Assets. The Company offered up to $20,000,000 in $1,000 Series A Units (the "Offering") consisting of $850 of bonds maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock") pursuant to a prospectus dated September 27, 1995 (the "Prospectus").

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

         Impairment of Long-lived Assets

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. At each year-end, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

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

         Recent Accounting Pronouncements

         SFAS No. 137, which amended the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company adopted SFAS No. 133 on January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. Because the Company does not hold any derivatives as defined in SFAS No. 133, the adoption of SFAS No. 133 did not have a material impact on its results of operations or financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted by the Company in 2000. The adoption of the provisions of SAB 101 did not have a material effect on the Company's consolidated operating results, statement of financial position or cash flow.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Shorts SD3-60, serial number S/N 3656 ("S/N 3656"), a 50% undivided interest in a Shorts SD3-60, serial number S/N 3676 ("S/N 3676"), and a Saab 340A, serial number 24 ("S/N 24"). The Company did not purchase any aircraft during 2000, but did capitalize a total of $456,750 of equipment added to S/N 696 and S/N 668. During the fourth quarter of 2000, the Company sold its Fairchild Metro III SA-227-AC, serial number AC-621 ("S/N AC-621") and its 33% undivided interest in a deHavilland DHC-6, serial number S/N 668 ("S/N 668").

         S/N 13 was re-leased in June 2000 to the same sub-lessee, an Australian carrier, for a one-year term. During 2000, the Company recorded as expense approximately $266,600 to reflect a reduction in the carrying value of S/N 13, based on current appraisal.

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

         At the time of purchase, S/N 3656 and S/N 3676 were subject to similar 48-month leases, expiring in July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. It had recently been named Airline of the Year by the European Regions Airline Association and had its own facility which was certified to perform any required maintenance. Subsequent to the Company's purchase of the aircraft, the airline's management pursued a policy of rapid expansion, which led to a financial crisis and, on February 24, 2000, the lessee filed for reorganization.

         The lessee has continued to operate, and, under the reorganization plan, the lessee continued to lease S/N 3676, in which the Company owns a 50% interest, on a month-to-month basis at the same rent as under the original lease. The lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and paying rent and maintenance reserves under its reorganization plan. The lessee notified the owners that the aircraft would be returned to them during the fourth quarter. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft to $170,000 and recognized a provision for impairment of $245,350 during 2000. The aircraft was returned to the Company during the fourth quarter and, in January 2001 it was sold. The Company received net proceeds of $167,450 and recognized a gain of $34,470. (See also Note 7, Subsequent Events.)

         During May 2000, S/N 3656 was re-leased to a regional airline, headquartered in Ireland, for a three-year term expiring in May 2003. During 2000, the Company recorded as expense approximately $81,770 to reflect a reduction in the carrying value of S/N 13, based on current appraisal.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Aircraft and Aircraft Engines Leases (continued)

         S/N 668, in which the Company owns a 33% interest, was subject to a 60-month lease, expiring in July 2004, with a regional carrier in Colombia. During the third quarter of 2000, due to non-payment of rent and reserves by the lessee, the Company notified the lessee of its intent to repossess the aircraft. At September 30, 2000, the Company recorded a write-off of $45,860 of rent receivable which amount was net of the security deposit held by the Company, and reduced its reserves receivable and related liability by $60,390. During November, the owners repossessed S/N 668. At September 30, 2000, the Company also accrued $66,000 of estimated maintenance to be performed on S/N 668 related to usage by the lessee. In December, the owners sold the aircraft "as is". The Company received net proceeds of $300,670 and recognized a loss of $19,880. Because the aircraft was sold "as is", no incremental maintenance work was performed and the Company reversed the $66,000 accrual for such work.

         S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

         As a result of the sale of aircraft during 2000 and January 2001 and the excess cash flow generated by the Company's income producing assets, the Company has approximately $1,700,000 to invest in additional assets.

         Detail of Investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 1999 and 2000:

                                                       Accumulated      Allowance for
                                         Cost          Depreciation      Impairment           Net

Balance, December 31, 1998          $  11,585,180    $  (1,325,420)     $          -    $  10,259,760

Additions                               2,800,050         (578,220)                -        2,221,830

Disposals                              (1,189,000)         126,930                 -       (1,062,070)
                                    -------------    -------------     -------------    -------------

Balance, December 31, 1999             13,196,230       (1,776,710)                -       11,419,520

Additions                                 554,740         (647,490)         (593,720)        (686,470)

Disposals                              (1,331,560)         247,980                 -       (1,083,580)
                                    -------------    -------------     -------------    -------------

Balance, December 31, 2000          $  12,419,410    $  (2,176,220)    $    (593,720)   $   9,649,470
                                    =============    =============     =============    =============

3.       Operating Segments

         The Company operates in one business segment, aircraft leasing, and therefore does not present separate segment information for lines of business.

         Approximately 44% and 40% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2000 and 1999, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

                                  JETFLEET III
                          Notes to Financial Statements

3.       Operating Segments (continued)

         The table below sets forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                        Operating Lease Revenue            Net Book Value of Operating Leased Assets
                                    For the Year Ended December 31,                      December 31,
         Country                         2000              1999                     2000              1999
         -------                         ----              ----                     ----              ----

         United States              $     989,520    $     829,180              $   3,702,990    $   5,402,130
         Australia                        672,000           617,55                  3,280,000        3,689,770
         United Kingdom                   267,300          440,960                  1,308,080        1,371,450
         Other                            330,730          198,690                  1,358,400          956,170
                                    -------------    -------------              -------------    -------------
                                    $   2,259,550    $   2,086,380              $   9,649,470    $  11,419,520
                                    =============    =============              =============    =============

         For the year ended December 31, 2000, the Company had three significant customers, which accounted for 30%, 20% and 18%, respectively, of lease revenue. For the year ended December 31, 1999, the Company had four significant customers, which accounted for 23%, 19%, 17% and 12%, respectively of lease revenue.

         As of December 31, 2000, minimum future lease rent payments receivable under noncancelable leases were as follows:

                  Year                   Amount

                  2001              $   1,567,360
                  2002                    914,010
                  2003                    160,920
                                    -------------

                                    $   2,642,290
                                    =============

4.       Medium-Term Secured Bonds

         The Company raised $13,031,000 through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium-term secured bond maturing on November 1, 2003. The Bonds bore interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Based on the one-year Treasury bill rate on October 31, 1999 and October 31, 2000, the Bonds bear interest at the rate of 8.24% per annum for the periods November 1, 1999 through October 31, 2000 and November 1, 2000 through October 31, 2001. Interest is due and payable on a quarterly basis, in arrears, on the first business day of February, May, August and November. The carrying amount of the Bonds approximates fair value.

                                  JETFLEET III
                          Notes to Financial Statements

5.       Income Taxes

         The items comprising income tax expense are as follows:


                                                                                           2000           1999
                                                                                           ----           ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                        15,640             9,130
                                                                                    -------------    --------------
              Current provision                                                            15,640             9,130
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                     (83,980)           65,420
              State                                                                        (4,800)           33,900
                                                                                    -------------    --------------
              Deferred tax provision                                                      (88,780)           99,320
              Change in valuation allowance                                                     -          (293,770)
                                                                                    -------------    --------------
                  Subtotal                                                                (88,780)         (194,450)
                                                                                    -------------    --------------

         Total provision for income taxes                                           $     (73,140)    $    (185,320)
                                                                                    =============    ==============

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                           2000           1999
                                                                                           ----           ----

         Income tax (benefit)/expense at statutory federal income tax rate          $     (77,130)    $      66,680
         State taxes net of federal benefit                                                (2,950)            2,970
         State franchise taxes                                                                  -             9,130
         Tax rate differences                                                               6,940            29,670
         Change in valuation allowance                                                          -          (293,770)
                                                                                    -------------    --------------
         Total provision for income taxes                                           $     (73,140)    $    (185,320)
                                                                                    =============    ==============

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of December 31, 2000 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $     114,570
              Maintenance deposits                                                        426,730
              Prepaid rent and other                                                       38,500
                                                                                    -------------
                  Subtotal                                                                579,800
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                 579,800
         Deferred tax liability -
              Depreciation of aircraft                                                  (296,570)
                                                                                    -------------
                                                                                    $     283,230
                                                                                    =============

         The Company expects to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses of $324,540 may be carried forward for fifteen or twenty years, depending on when they were created, and begin to expire in 2012.

                                  JETFLEET III
                          Notes to Financial Statements

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2000 and 1999, the Company accrued a total of $195,470 and $195,470, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during 2000, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During 1999, the Company paid JMC a total of $112,870 in acquisition fees. During 2000, remarketing fees of $15,830 were accrued to JMC in connection with the sale of aircraft. No remarketing fees were paid during 1999.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2000 or 1999.

7.       Subsequent Events

         S/N 3676 was returned to the Company during the fourth quarter and, in January 2001 it was sold. The Company received net proceeds of $167,450 and recognized a gain of $34,470. The Company had filed claims for approximately $848,000 of unfunded pre-reorganization maintenance expense related to S/N 3656 and S/N 3676. On February 13, 2001, the majority of the creditors of the lessee approved a reorganization plan, which provided that unsecured creditors, like the Company, would not receive any recovery of pre-reorganization claims.




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

              Name                                        Position Held

Neal D. Crispin                         President and Chairman of the Board of
                                        Directors of the Company and Chief
                                        Financial Officer and Secretary of the
                                        Company

Edwin S. Nakamura                       Director of the Company

Marc J. Anderson                        Senior Vice President of the Company

Neal D. Crispin, age 55. Mr. Crispin is Chairman of the Board of Directors and President of the Company. He is also President and a Director of ACY, JHC, JMC and CMA Consolidated, Inc. ("CMA"). Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JHC, JMC and ACY. He received a Bachelors degree in Economics from the University of California at Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Edwin S. Nakamura, age 63, Director. Mr. Nakamura holds a B.S. in Business from San Francisco State University. A certified public accountant, Mr. Nakamura has been the Chief Executive Officer and owner of U.S.A. Publishing, Inc. since 1981.

Marc J. Anderson, age 64. Mr. Anderson is the Company's Senior Vice President and is also Senior Vice President of JHC, JMC and ACY and a Director of ACY. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to
1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp., Director of Aircraft Sales for Fairchild SAAB Joint Venture, and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed by several airlines in various roles of increasing responsibility beginning in 1959.

Item 10. Executive Compensation.

The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 1999 and 2000.

Compensation

The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2000 and 1999, the Company accrued a total of $195,470 and $195,470, respectively, in management fees due JMC.

JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during 2000, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During 1999, the Company paid JMC a total of $112,870 in acquisition fees. During 2000, remarketing fees of $15,830 were accrued to JMC in connection with the sale of aircraft. No remarketing fees were paid during 1999.

The Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2000 or 1999.
Item 11.         Security Ownership of Certain Beneficial Owners and Management.

No person is known to the Company to be the beneficial owner of more than 5% of the Units. No officer or director of JHC or JMC or any of its related parties beneficially owns any Units.

JHC owns 100% of the issued and outstanding common stock of the Company. Mr. Crispin, President of JHC, and Toni M. Perazzo, Senior Vice President-Finance of JHC, collectively own the majority of the issued and outstanding common stock of JHC, including shares owned by CMA Consolidated, an affiliated company controlled by Mr. Crispin. Marc J. Anderson, Senior Vice President of JMC owns approximately 1% of JHC's common stock.

Item 12. Certain Relationships and Related Transactions.

See Item 10, above.

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K Filed in Last Quarter

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                                                 JETFLEET III


                                             By: /s/ Neal D. Crispin
                                                 -------------------------------
                                                 Neal D. Crispin
                                                 Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 29, 2001.

Signature                             Title

/s/ Neal D. Crispin
-------------------                   President and Chairman of the
Neal D. Crispin                       Board of Directors of the Registrant
                                      Chief Financial Officer