Form 10QSB
period 2001-03-31
JETFLEET III
filed 2001-05-15
CIK 930832

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ___________________

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

On May 15, 2001 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of May 15, 2001 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               -----   -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  JETFLEET III
                                  Balance Sheet
                                 March 31, 2001

                                          ASSETS

Current assets:
     Cash                                                                     $  2,901,240
     Deposits                                                                    1,399,020
     Accounts receivable                                                           117,050
                                                                              ------------
Total current assets                                                             4,417,310

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of 2,180,320                                9,333,920
Debt issue costs, net of accumulated
     amortization of $1,070,850                                                    590,600
Deferred taxes                                                                     327,390
Prepaid taxes                                                                       10,790
Prepaid expenses                                                                     2,100
                                                                              ------------

Total assets                                                                  $ 14,682,110
                                                                              ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $     26,790
     Interest payable                                                              152,120
     Prepaid rents                                                                  46,750
     Security deposits                                                             142,960
     Maintenance deposits                                                        1,367,000
                                                                              ------------
Total current liabilities                                                        1,735,620

Medium-term secured bonds                                                       11,076,350
                                                                              ------------

Total liabilities                                                               12,811,970
                                                                              ------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                        815,200
Accumulated deficit                                                               (606,510)
                                                                              ------------
Total shareholders' equity                                                       1,870,140
                                                                              ------------

Total liabilities and shareholders' equity                                    $ 14,682,110
                                                                              ============



See accompanying notes.

                                  JETFLEET III
                            Statements of Operations


                                          For the Three Months Ended
                                                  March 31,
                                             2001            2000
                                         ------------    ------------
Revenues:

     Rent income                         $    531,600    $    572,990
     Gain on sale of aircraft                  34,470              --
     Interest income                           56,200          24,390
                                         ------------    ------------

                                              622,270         597,380
                                         ------------    ------------


Expenses:

     Depreciation                             145,540         158,220
     Amortization                              57,150          57,150
     Interest                                 228,170         228,170
     Maintenance                              263,780              --
     Professional fees and
        general and administrative              7,110           3,110
     Management fees                           48,870          48,870
                                         ------------    ------------

                                              750,620         495,520
                                         ------------    ------------

(Loss)/income before taxes                   (128,350)        101,860

Tax (benefit)/provision                       (41,900)         31,010
                                         ------------    ------------

Net (loss)/income                        $    (86,450)   $     70,850
                                         ============    ============

Weighted average common
     shares outstanding                       815,200         815,200
                                         ============    ============

Basic (loss/)earnings per common share   $      (0.11)   $       0.09
                                         ============    ============



See accompanying notes.

                                  JETFLEET III
                            Statements of Cash Flows

                                                            For the Three Months Ended March 31,
                                                                    2001            2000
                                                                ------------    ------------
Net cash (used)/provided by operating activities                $    (91,340)   $    180,760
                                                                ------------    ------------

Investing activity -
     Proceeds from sale of aircraft                                  204,490              --
                                                                ------------    ------------
Net cash provided by investing activities                            204,490              --
                                                                ------------    ------------

Net increase in cash                                                 113,150         180,760

Cash, beginning of period                                          2,788,090         888,240
                                                                ------------    ------------

Cash, end of period                                             $  2,901,240    $  1,069,000
                                                                ============    ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                    2001            2000
                                                                ------------    ------------
     Interest (net of amount capitalized)                       $    228,170    $    228,170
     Income taxes                                                         --           8,500



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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of March 31, 2001, the Company maintained $4,295,300 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         Impairment of Long-lived Assets

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets.
 In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

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

                                  JETFLEET III
                          Notes to Financial Statements

2.       AIRCRAFT AND AIRCRAFT ENGINES UNDER OPERATING LEASES

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 646, 751 and 696"), a Shorts SD3-60, serial number S/N 3656 ("S/N 3656"), and a Saab 340A, serial number 24 ("S/N 24"). During the first three months of 2001, the Company sold its 50% interest in a Shorts SD3-60-100, serial number S/N 3676 ("S/N 3676"). The Company did not purchase any aircraft during the first three months of 2001.

         S/N 13 was re-leased in June 2000 to the same sub-lessee, an Australian carrier, for a one-year term. In May 2001, the lease has been extended through July 31, 2001.

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

         S/N 3656 is subject to a three-year lease, expiring in May 2003 with a regional carrier in Ireland. During February 2001, S/N 3656 sustained significant damage while landing. During May 2001, the Company agreed to a settlement of $545,000 with the insurer and is currently negotiating the terms for the sale of certain components of the aircraft. The net book value of S/N 3656 at March 31, 2001 is approximately $729,000. The Company anticipates that it will record a gain upon receipt of the insurance settlement and estimated sales proceeds.

         At the time of purchase, S/N 3676 (owned 50% by the Company) was subject to a 48-month lease, expiring in July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. Subsequent to the Company's purchase of the aircraft, the airline's management pursued a policy of rapid expansion, which led to a financial crisis and, on February 24, 2000, the lessee filed for reorganization.

         The lessee continued to operate, and, under the reorganization plan, the lessee paid rentals on a month to month basis at the same rent as under the original lease on S/N 3676. Under the plan, the lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and paying rent and maintenance reserves under its reorganization plan. The lessee notified the owners that the aircraft would be returned to them during the fourth quarter. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft to $170,000 and recognized a provision for impairment of $245,350 during 2000. The aircraft was returned to the Company during the fourth quarter and, in January 2001 it was sold. The Company received net proceeds of $167,450 and recognized a gain of $34,470.

         S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

         As a result of the sale of aircraft during 2000 and January 2001 and the excess cash flow generated by the Company's income producing assets, at March 31, 2001, the Company has approximately $2,000,000 to invest in additional assets.

                                  JETFLEET III
                          Notes to Financial Statements

2.       AIRCRAFT AND AIRCRAFT ENGINES UNDER OPERATING LEASES (CONTINUED)

         As of March 31, 2001, minimum future lease rent payments receivable under noncancelable leases were as follows:


                  Year                  Amount
                  ----                  ------
                  2001              $     884,100
                  2002                    656,250
                  2003                     75,000
                                    -------------

                                    $   1,615,350
                                    =============

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

4.       INCOME TAXES

         The items comprising income tax expense are as follows:

                                                   For the three months ended March 31,
                                                           2001            2000
                                                       ------------    ------------
Current tax provision
     Federal                                           $         --    $         --
     State                                                    2,260           1,680
                                                       ------------    ------------
     Current provision                                        2,260           1,680
                                                       ------------    ------------

Deferred tax provision
     Federal                                                (45,580)         32,140
     State                                                    1,420          (3,100)
                                                       ------------    ------------
     Deferred tax provision                                 (44,160)         29,040
                                                       ------------    ------------

Total (benefit)/provision for income taxes             $    (41,900)   $     30,720
                                                       ============    ============

         The total (benefit)/provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                       For the three months ended March 31,
                                                                               2001            2000
                                                                           ------------    ------------
Income tax (benefit)/expense at statutory federal income tax rate          $    (43,640)   $     34,630
State taxes net of federal benefit                                               (1,730)          1,930
Tax rate differences                                                              3,470          (5,840)
                                                                           ------------    ------------
Total (benefit)/provision for income taxes                                 $    (41,900)   $     30,720
                                                                           ============    ============

                                  JETFLEET III
                          Notes to Financial Statements

4.       INCOME TAXES (CONTINUED)

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2001 are as follows:

Deferred tax assets:
     Net operating loss            $  170,500
     Maintenance deposits             440,760
     Prepaid rent and other            16,990
                                   ----------
         Subtotal                     620,070
         Valuation allowance               --
                                   ----------
         Net deferred tax assets      620,070
Deferred tax liability -
     Depreciation of aircraft        (300,680)
                                   ----------
                                   $  327,390
                                   ==========

         The Company expects to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses of $324,540 may be carried forward for fifteen or twenty years, depending on when they were created, and begin to expire in 2012.

5.       RELATED PARTY TRANSACTIONS

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first three months of 2001 and 2000, the Company accrued a total of $48,870 and $48,870, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first three months of 2001 or 2000, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During the first three months of 2001, remarketing fees of $2,550 were paid to JMC in connection with the sale of aircraft. No remarketing fees were paid during the first three months of 2000.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 or 2000.

6.       SUBSEQUENT EVENTS

         As discussed in Note 2, during February 2001, S/N 3656 sustained significant damage while landing. During May 2001, the Company agreed to a settlement of $545,000 with the insurer and is currently negotiating the terms for the sale of certain components of the aircraft. The net book value of S/N 3656 at March 31, 2001 is approximately $729,000. The Company anticipates that it will record a gain upon receipt of the insurance settlement and estimated sales proceeds. Also during May 2001, the lease for S/N 13 was extended through July 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

The Company recorded net loss of ($86,450) or ($0.11) per share and net income of $70,850 or $0.09 per share for the three months ended March 31, 2001 and 2000, respectively.

Rent income was approximately $41,000 lower in the first three months of 2001 than 2000, due to the sale of aircraft during the fourth quarter of 2000 and first quarter of 2001. Gain on sale of aircraft was approximately $34,000 in 2001 due to the sale of S/N 3676 during January. Interest income was higher in 2001 by approximately $32,000 due to higher cash balances as a result of asset sales.

Depreciation decreased approximately $13,000 due to the asset sales noted above. Maintenance expense was approximately $264,000 higher in 2001 than in 2000, primarily because of the purchase of a replacement engine for S/N 3656 in January 2001. The replacement was necessary because of hours flown by the previous lessee, which filed for reorganization and returned the aircraft during 2000. Rather than overhaul the original engine, the Company determined that it was more cost-effective to purchase a replacement, which purchase was partially funded by maintenance reserves collected from the current lessee.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between June 2001 and April 2003. During January 2001, the Company sold its 50% interest in S/N 3676 and received net proceeds of $204,490, including maintenance reserves retained. The net proceeds of sales of aircraft during the fourth quarter of 2000 and first quarter of 2001 will be used, along with excess cash flow, to purchase an additional income-producing asset for approximately $2,000,000.

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

The decrease in cash flow from operations was partially due to the Company's net loss during the first quarter of 2001 versus net income during the same period in 2000. Although the Company had a gain on sale of aircraft during the first quarter of 2001, the gain was more than offset by the maintenance expense incurred for S/N 3656. In addition, the Company had a decrease in accounts payable to affiliates and prepaid rent from year to year, which decreases were only partially offset by a decrease in accounts receivable.

The increase in cash flow provided by investing activities from year to year was due to the Company's sale of an aircraft during January 2001. There were no cash flows from financing activities during 2001 or 2000 because the Offering terminated during June 1997.

Outlook

As discussed in "Results of Operations", three of the Company's aircraft were sold during the fourth quarter of 2000 and the first quarter of 2001. The proceeds of these sales are expected to be combined with existing cash flow available for reinvestment to purchase additional assets for the Company's portfolio sometime in the second quarter of 2001. From November 1, 2001 through the maturity date of the Bonds on November 1, 2003, the Company will place all excess cash flow in a sinking fund account to be used solely to repay the Bonds at maturity.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2001

                                       JETFLEET III


                                       By: /s/ Neal D. Crispin
                                          -------------------------------
                                          Neal D. Crispin
                                          Title: President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 15, 2001.

Signature                              Title

/s/ Neal D. Crispin                    President and Chairman of the
-------------------                    Board of Directors of the Registrant
D. Crispin                             Chief Financial Officer