Form 10QSB
period 2001-06-30
JETFLEET III
filed 2001-08-14
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to ---------------------- -----

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


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------ --


On August 14, 2001 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of August 14, 2001 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):
Yes               No  X
   -------          ------

Part I.           Financial Information

Item 1.           Financial Statements

                                  JETFLEET III
                                  Balance Sheet
                                  June 30, 2001

                                     ASSETS

Current assets:
     Cash                                                                                    $   4,308,800
     Deposits                                                                                    1,206,050
     Accounts receivable                                                                            81,620
                                                                                             -------------
Total current assets                                                                             5,596,470

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,007,990                                               8,472,930
Debt issue costs, net of accumulated
     amortization of $1,128,000                                                                    533,450
Deferred taxes                                                                                     185,770
Prepaid expenses                                                                                     1,420
                                                                                             -------------

Total assets                                                                                 $  14,790,040
                                                                                             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $      13,950
     Payable to affiliate                                                                           66,730
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  71,750
     Security deposits                                                                             106,000
     Maintenance deposits                                                                        1,172,370
                                                                                             -------------
Total current liabilities                                                                        1,582,920

Medium-term secured bonds                                                                       11,076,350
                                                                                             -------------

Total liabilities                                                                               12,659,270
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (345,880)
                                                                                             -------------
Total shareholders' equity                                                                       2,130,770
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  14,790,040
                                                                                             =============


See accompanying notes.

                                  JETFLEET III
                            Statements of Operations


                                           For the Six Months Ended               For the Three Months Ended
                                                   June 30,                                June 30,

                                              2001            2000                   2001              2000
                                              ----            ----                   ----              ----
Revenues:

     Rent income                        $   1,037,620     $   1,136,130         $     506,020    $     563,140
     Gain on sale of aircraft                 346,700                 -               312,230                -
     Interest income                          104,940            55,280                47,730           30,890
                                        -------------     -------------         -------------    -------------

                                            1,489,260         1,191,410               866,980          594,030
                                        -------------     -------------         -------------    -------------


Expenses:

     Depreciation                             284,180           316,430               138,630          158,220
     Amortization                             114,310           114,310                57,150           57,150
     Interest                                 456,350           456,350               228,170          228,170
     Maintenance                              244,870            28,590              (18,910)           28,590
     Professional fees and
        general and administrative             19,600            30,180                11,390           27,070
     Management fees                           97,730            97,730                48,870           48,870
                                        -------------     -------------         -------------    -------------

                                            1,217,040         1,043,590               465,300          548,070
                                        -------------     -------------         -------------    -------------

Income before taxes                           272,220           147,820               401,680           45,960

Tax provision                                  98,040            49,560               139,930           18,550
                                        -------------     -------------         -------------    -------------

Net income                              $     174,180     $      98,260         $     261,750    $      27,410
                                        =============     =============         =============    =============

Weighted average common
     shares outstanding                       815,200           815,200               815,200          815,200
                                        =============     =============         =============    =============

Basic earnings per common share         $        0.21     $        0.12         $        0.32    $        0.03
                                        =============     =============         =============    =============


See accompanying notes.

                                  JETFLEET III
                            Statements of Cash Flows

                                                                    For the Six Months Ended June 30,

                                                                       2001                  2000
                                                                       ----                  ----

Net cash provided by operating activities                         $      281,650        $     503,170
                                                                  --------------        -------------

Investing activity -
     Proceeds from sale of aircraft                                    1,239,060                    -
                                                                  --------------        -------------
Net cash provided by investing activities                              1,239,060                    -
                                                                  --------------        -------------

Net increase in cash                                                   1,520,710              503,170

Cash, beginning of period                                              2,788,090              888,240
                                                                  --------------        -------------

Cash, end of period                                               $    4,308,800        $   1,391,410
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2001                  2000
                                                                       ----                  ----
     Interest (net of amount capitalized)                         $      456,350        $     456,350
     Income taxes                                                              -               14,400

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of June 30, 2001, the Company maintained $5,394,040 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

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

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). During the first six months of 2001, the Company sold its 50% interest in a Shorts SD 3-60, serial number S/N 3676 ("S/N 3676"). As discussed below, it also received insurance and sales proceeds for its other Shorts SD 3-60, serial number S/N 3656 ("S/N 3656"). The Company did not purchase any aircraft during the first six months of 2001.

         S/N 13 was re-leased in June 2000 to the same sub-lessee, an Australian carrier, for a one-year term. In May 2001, the lease was extended through August 14, 2001. The Company and the lessee are currently discussing the terms of the lessee's continued use of the aircraft.

         S/N 674267 is used on a McDonnell Douglas DC-9 and is subject to a 60-month sublease, expiring in November 2001, between the seller and a Mexican based regional carrier. The Company and the lessee are currently discussing the terms of the lessee's continued use of the engine.

         S/Ns 640 and 751 are subject to similar 36-month leases, originally expiring in July 2001, with a U.S. regional carrier. Both leases have been extended from their expiration dates to their pre-return inspection completion. The Company is currently seeking re-lease opportunities for both aircraft. During the second quarter of 2000, the Company and the lessee for S/N 696, which had been leased to the same carrier as S/Ns 640 and 751, agreed to an early termination of the lease for S/N 696. S/N 696 was returned by the lessee and, after undergoing certain maintenance and upgrade work, was re-leased to a regional carrier in the United Kingdom for a term expiring in April 2003.

         S/N 3656 was subject to a three-year lease, expiring in May 2003 with a regional carrier in Ireland. In February 2001, S/N 3656 sustained significant damage while landing. During June 2001, the Company received a settlement of $545,000 from the insurer and sold one of the aircraft's engines. The remaining components of the aircraft were sold during July 2001. The Company also retained $184,340 of maintenance reserves. The Company recorded a total gain of $382,960, of which $235,210 was recognized during the second quarter of 2001, as a result of the insurance settlement, the various sales proceeds, including those received during July, and the reserves retained.

         At the time of purchase, S/N 3676 (owned 50% by the Company) was subject to a 48-month lease, expiring in July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. Subsequent to the Company's purchase of the aircraft, the airline's management pursued a policy of rapid expansion, which led to a financial crisis and, on February 24, 2000, the lessee filed for reorganization. The lessee continued to operate, and, under the reorganization plan, the lessee paid rentals on a month to month basis at the same rent as under the original lease on S/N 3676. Under the plan, the lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and paying rent and maintenance reserves under its reorganization plan. The lessee notified the owners that the aircraft would be returned to them during late 2000. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft to $170,000 and recognized a provision for impairment of $245,350 during 2000. The aircraft was returned to the Company and, in January 2001 it was sold. At that time, the Company received net proceeds of $167,450 and recognized a gain of $34,470. During the second quarter of 2001, the lessee paid all amounts owed to the Company and, since the aircraft had been sold, the Company recognized an additional gain of $77,020, representing maintenance reserves retained.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

         As a result of the sale of aircraft during 2000 and the first six months of 2001 and the excess cash flow generated by the Company's income producing assets, at June 30, 2001, the Company has approximately $3,800,000 to invest in additional assets.

         As of June 30, 2001, minimum future lease rent payments receivable under noncancelable leases were as follows:
                  Year                   Amount

                  2001              $     496,600
                  2002                    656,250
                  2003                     75,000
                                    -------------

                                    $   1,227,850
                                    =============

3.       Medium-Term Secured Bonds

         The Company raised $13,031,000 through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium-term secured bond maturing on November 1, 2003. The Bonds bore interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2000. The rate will remain at 8.24% through October 31, 2001. The carrying amount of the Bonds approximates fair value.

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                   For the Six Months Ended June 30,

                                                                                          2001             2000
                                                                                          ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           570             6,460
                                                                                    -------------    --------------
              Current provision                                                               570             6,460
                                                                                    -------------    --------------

         Deferred tax provision
              Federal                                                                      90,690            45,450
              State                                                                         6,780            (2,350)
                                                                                    -------------    --------------
              Deferred tax provision                                                       97,470            43,100
                                                                                    -------------    --------------

         Total provision for income taxes                                           $      98,040    $       49,560
                                                                                    =============    ==============


                                  JETFLEET III
                          Notes to Financial Statements

4.       Income Taxes (continued)

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                   For the Six Months Ended June 30,

                                                                                          2001             2000
                                                                                          ----             ----

         Income tax expense at statutory federal income tax rate                    $      92,550    $       50,260
         State taxes net of federal benefit                                                 3,770             2,800
         Tax rate differences                                                               1,720            (3,500)
                                                                                    -------------    --------------
         Total provision for income taxes                                           $      98,040    $       49,560
                                                                                    =============    ==============

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2001 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $     247,960
              Maintenance deposits                                                        372,390
              Prepaid rent and other                                                       25,660
                                                                                    -------------
                  Subtotal                                                                646,010
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                 646,010
         Deferred tax liability -
              Depreciation of aircraft                                                   (460,240)
                                                                                    -------------
                                                                                    $     185,770
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

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first six months of 2001 and 2000, the Company accrued a total of $97,730 and $97,730, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first six months of 2001 or 2000, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During the first six months of 2001, remarketing fees of $14,330 were accrued to JMC in connection with the sale of aircraft. No remarketing fees were paid during the first six months of 2000.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 or 2000.

6.       Subsequent Events

         During July, the Company sold the remaining components of S/N 3656 and recognized a gain of $147,750.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the generation of future taxable income to realize the benefit of the remaining deferred tax asset, use of excess cash flow and sales proceeds to purchase assets in the third quarter of 2001, the Company's lack of significant operating expenses in connection with assets that remain on lease, the adequacy of the Company's reserves to meet its immediate cash requirements, and reduction of the impact of a change in the global air travel industry on the Company by proper asset and lessee selection; are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to further defaults or terminations by lessees, failure to recover fully on claims against defaulting lessees, availability of appropriate assets for acquisition, and general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Results of Operations

The Company recorded net income of $174,180 and $98,260 or $0.21 and $0.12 per share for the six months ended June 30, 2001 and 2000, respectively. The Company recorded net income of $261,750 and $27,410 or $0.32 and $0.03 per share for the three months ended June 30, 2001 and 2000, respectively.

Rent income was approximately $99,000 and $57,000 lower in the six months and three months, respectively, ended June 30, 2001 than 2000, due to the sale of aircraft during the fourth quarter of 2000 and January 2001 and the disposition of S/N 3656 during the second quarter of 2001. Gain on sale of aircraft was approximately $347,000 and $312,000 higher in the same periods of 2001 versus 2000 due to the dispositions of S/N 3676 and S/N 3656. Interest income was higher in the six month and three month periods of 2001 by approximately $50,000 and $17,000, respectively, due to higher cash balances as a result of asset sales and excess cash flow from leases.

Depreciation decreased approximately $32,000 and $20,000 during the six month and three month periods, respectively, of 2001 due to the asset dispositions noted above. Maintenance expense was approximately $216,000 and $48,000 higher in the same periods of 2001 than in 2000, primarily because of the purchase of a replacement engine for S/N 3656 in January 2001. The replacement was necessary because of hours flown by the previous lessee, which filed for reorganization and returned the aircraft during late 2000. Rather than overhaul the original engine, the Company determined that it was more cost-effective to purchase a replacement, which purchase was partially funded by maintenance reserves collected from the new lessee. The Company recorded negative maintenance expense during the three months ended June 30, 2001 as a result of the reversal of certain expenses accrued during the first quarter of 2001 which more than offset expenses incurred during the second quarter of 2001.

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

The Company's primary use of its operating cash flow is interest payments to its Unitholders. Excess cash flow, after payment of interest and operating expenses has been held for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company has not incurred, and does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets while they remain on lease.

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between July 2001 and April 2003. During January 2001, the Company sold its 50% interest in S/N 3676 and received net proceeds of $204,490, including maintenance reserves retained. The net proceeds from sales of aircraft during the fourth quarter of 2000 and first six months of 2001 will be used, along with excess cash flow, to purchase an additional income-producing asset for approximately $3,800,000.

As discussed in Item 1, on February 13, 2001, the majority of the creditors of one of the Company's lessees approved a reorganization plan, which provided that unsecured creditors, like the Company, would not receive any recovery of pre-reorganization claims. In projecting its cash reserves, the Company has always anticipated that these claims would not be collected.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and is a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2000. The rate will remain at 8.24% through October 31, 2001.

The Company's decrease in cash flow from operations was due primarily to lower net income, excluding the gain on sale of aircraft, during 2001 versus 2000 and by the effect of the change in maintenance deposits and security deposits from year to year. The effect of these changes was partially offset by the effect of the change in deposits, accounts receivable and deferred taxes.

The increase in cash flow provided by investing activities from year to year was due to the Company's disposition of two aircraft during the first six months of 2001. There were no cash flows from financing activities during 2001 or 2000 because the Offering terminated during June 1997.

Outlook

As discussed in "Results of Operations", four of the Company's aircraft were sold or disposed of during the fourth quarter of 2000 and the first six months of 2001. The proceeds of these sales are expected to be combined with existing excess cash flow available for reinvestment to purchase additional assets for the Company's portfolio sometime in the third quarter of 2001. From November 1, 2001 through the maturity date of the Bonds on November 1, 2003, the Company will place all excess cash flow in a sinking fund account to be used solely to repay the Bonds at maturity.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001

                                        JETFLEET III


                                    By: /s/ Neal D. Crispin
                                        -------------------------------
                                        Neal D. Crispin
                                Title:  President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August
14, 2001.

Signature                               Title:

/s/ Neal D. Crispin
-------------------                     President and Chairman of the
Neal D. Crispin                         Board of Directors of the Registrant
                                        Chief Financial Officer