Form 10-Q
period 2001-09-30
JETFLEET III
filed 2001-11-14
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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


On November 14, 2001 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of November 14, 2001 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):
Yes               No  X__
   -------          ------

Part I.           Financial Information

Item 1.           Financial Statements

                                  JETFLEET III
                                  Balance Sheet
                               September 30, 2001

                                     ASSETS

Current assets:
     Cash                                                                                    $   4,523,130
     Deposits                                                                                    1,378,780
     Accounts receivable                                                                            35,270
     Rent receivable                                                                                28,000
                                                                                             -------------
Total current assets                                                                             5,965,180

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,125,890                                               8,355,030
Debt issue costs, net of accumulated
     amortization of $1,185,160                                                                    476,290
Deferred taxes                                                                                     135,460
Prepaid expenses                                                                                     3,710
                                                                                             -------------

Total assets                                                                                 $  14,935,670
                                                                                             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $      32,990
     Payable to affiliate                                                                            3,480
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  38,720
     Security deposits                                                                             166,000
     Maintenance deposits                                                                        1,242,470
     Taxes payable                                                                                     960
                                                                                             -------------
Total current liabilities                                                                        1,636,740

Medium-term secured bonds                                                                       11,076,350
                                                                                             -------------

Total liabilities                                                                               12,713,090
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                               (254,070)
                                                                                             -------------
Total shareholders' equity                                                                       2,222,580
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  14,935,670
                                                                                             =============

See accompanying notes.

                                  JETFLEET III
                            Statements of Operations


                                           For the Nine Months Ended              For the Three Months Ended
                                                 September 30,                           September 30,

                                              2001            2000                   2001              2000
                                              ----            ----                   ----              ----
Revenues:

     Rent income                        $   1,489,690     $   1,703,390         $     452,070    $     567,250
     Gain on sale of aircraft                 494,450                 -               147,750                -
     Interest income                          153,940            93,760                49,000           38,490
                                        -------------     -------------         -------------    -------------

                                            2,138,080         1,797,150               648,820          605,740
                                        -------------     -------------         -------------    -------------


Expenses:

     Depreciation                             402,080           479,140               117,900          162,710
     Provision for impairment in
       value of aircraft                            -           150,700                     -          150,700
     Amortization                             171,470           171,470                57,160           57,160
     Interest                                 684,520           684,520               228,170          228,170
     Maintenance                              288,530           140,730                43,660          112,140
     Professional fees and
        general and administrative             29,090            77,660                 9,490           47,500
     Management fees                          146,600           146,600                48,860           48,860
                                        -------------     -------------         -------------    -------------

                                            1,722,290         1,850,820               505,240          807,240
                                        -------------     -------------         -------------    -------------

Income/(loss) before taxes                    415,790           (53,670)              143,580         (201,500)

Tax provision/(benefit)                       149,800           (20,650)               51,770          (70,220)
                                        -------------     -------------         -------------    -------------

Net income/(loss)                       $     265,990     $     (33,020)         $     91,810    $    (131,280)
                                        =============     =============         =============    =============

Weighted average common
     shares outstanding                       815,200           815,200               815,200          815,200
                                        =============     =============         =============    =============

Basic earnings/(loss) per common share  $        0.33     $       (0.04)         $       0.11    $       (0.16)
                                        =============     =============         =============    =============


See accompanying notes.

                                  JETFLEET III
                            Statements of Cash Flows

                                                                 For the Nine Months Ended September 30,
                                                                       2001                  2000
                                                                       ----                  ----

Net cash provided by operating activities                         $      348,230        $     978,200
                                                                  --------------        -------------

Investing activities:
     Purchase of interests in aircraft                                         -             (456,750)
     Proceeds from sale of aircraft                                    1,386,810                    -
                                                                  --------------        -------------
Net cash provided by investing activities                              1,386,810             (456,750)
                                                                  --------------        -------------

Net increase in cash                                                   1,735,040              521,450

Cash, beginning of period                                              2,788,090              888,240
                                                                  --------------        -------------

Cash, end of period                                               $    4,523,130        $   1,409,690
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2001                  2000
                                                                       ----                  ----
     Interest                                                     $      684,520        $     684,520
     Income taxes                                                            500               21,400

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of September 30, 2001, the Company maintained $5,873,040 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

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

         Recent Accounting Pronouncements

         SFAS No. 137, which amended the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company adopted SFAS No. 133 on January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. Because the Company does not hold any derivatives as defined in SFAS No. 133, its adoption did not have a material impact on its results of operations or financial position.

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

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). During January 2001, the Company sold its 50% interest in a Shorts SD 3-60, serial number S/N 3676 ("S/N 3676"). As discussed below, it also received, during June and July 2001, insurance and sales proceeds for its other Shorts SD 3-60, serial number S/N 3656 ("S/N 3656"). The Company did not purchase any aircraft during the first nine months of 2001.

         S/N 13 was re-leased in June 2000 to the same sub-lessee, an Australian carrier, for a one-year term. In May 2001, the lease was extended through August 14, 2001 and, at that time, was extended through October 31, 2001. It has since been extended through December 31, 2001 at reduced rent. The Company is currently discussing the terms of the lessee's continued use of the aircraft.

         S/N 674267 is used on a McDonnell Douglas DC-9 and is subject to a 60-month sublease, expiring in November 2001, between the seller and a Mexican based regional carrier. The Company is currently discussing remarketing terms with the lessee.

         S/Ns 640 and 751 are subject to similar 36-month leases, originally expiring in July 2001, with a U.S. regional carrier. Both leases were extended from their expiration dates to their pre-return inspection completion. S/N 751 was returned during August and, as discussed in Note 6, was re-leased during October. The Company is currently seeking re-lease opportunities for S/N 640, which the Company expects to be ready for return by year end. During June 2000, the Company and the lessee for S/N 696, which had been leased to the same carrier as S/Ns 640 and 751, agreed to an early termination of the lease for S/N
696. S/N 696 was returned by the lessee and, after undergoing certain maintenance and upgrade work, was re-leased to a regional carrier in the United Kingdom for a term expiring in April 2003.

         S/N 3656 was subject to a three-year lease, expiring in May 2003 with a regional carrier in Ireland. In February 2001, S/N 3656 sustained significant damage while landing. During June 2001, the Company received a settlement of $545,000 from the insurer and sold one of the aircraft's engines. The remaining components of the aircraft were sold during July 2001. The Company also retained $184,340 of maintenance reserves. The Company recorded a total gain of $382,960, as a result of the insurance settlement, the various sales proceeds, including those received during July, and the reserves retained, of which $147,750 was recognized during the third quarter of 2001.

         At the time of purchase, S/N 3676 (owned 50% by the Company) was subject to a 48-month lease, expiring in July 2001, with a British regional airline. The original lease, entered into in 1997, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. Subsequent to the Company's purchase of the aircraft, the airline's management pursued a policy of rapid expansion, which led to a financial crisis and, on February 24, 2000, the lessee filed for reorganization. The lessee continued to operate, and, under the reorganization plan, the lessee paid rentals on a month to month basis at the same rent as under the original lease on S/N 3676. Under the plan, the lessee also began paying monthly maintenance reserves based on the hours flown. Under British law, the owners were precluded from repossessing the aircraft so long as the lessee was operating it and paying rent and maintenance reserves under its reorganization plan. The lessee notified the owners that the aircraft would be returned to them during late 2000. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft to $170,000 and recognized a provision for impairment of $245,350 during 2000. The aircraft was returned to the Company and, in January 2001, it was sold. At that time, the Company received net

                                   JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

proceeds of $167,450 and recognized a gain of $34,470. During the second quarter of 2001, the lessee paid all amounts owed to the Company and, since the aircraft had been sold, the Company recognized an additional gain of $77,020, representing maintenance reserves retained.

         S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

         As a result of the sale of aircraft during the fourth quarter of 2000 and 2001 and the excess cash flow generated by the Company's income producing assets, at September 30, 2001, the Company has approximately $4,000,000 to invest in additional assets. As discussed in Note 6, during October 2001, the Company signed a purchase agreement for a deHavilland DHC-8 aircraft. The Company has deposited the purchase price of the aircraft in an escrow account and expects to complete the purchase of the aircraft no later than November 30, 2001. The Company and a regional carrier in the Caribbean are currently negotiating lease terms for the aircraft. If the Company and the lessee are unable to reach an agreement regarding the lease terms, however, the Company has the right to cancel its purchase of the aircraft and retain the proceeds deposited in the escrow account.

         As of September 30, 2001, minimum future lease rent payments receivable under noncancelable leases were as follows:

                  Year                   Amount

                  2001              $     284,500
                  2002                    656,250
                  2003                     75,000
                                    -------------

                                    $   1,015,750
                                    =============
3.       Medium-Term Secured Bonds

         The Company raised $13,031,000 through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium-term secured bond maturing on November 1, 2003. The Bonds bore interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2000. The rate will remain at 8.24% through October 31, 2002. The carrying amount of the Bonds approximates fair value.

                                  JETFLEET III
                          Notes to Financial Statements

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                      For the Nine Months Ended
                                                                                             September 30,
                                                                                          2001             2000
                                                                                          ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                         2,040             8,820
                                                                                    -------------    --------------
              Current provision                                                             2,040             8,820
                                                                                    -------------    --------------

         Deferred tax provision/(benefit)
              Federal                                                                     139,010           (23,270)
              State                                                                         8,760            (6,200)
                                                                                    -------------    --------------
              Deferred tax provision                                                      147,770           (29,470)
                                                                                    -------------    --------------

         Total provision/(benefit) for income taxes                                 $     149,810    $      (20,650)
                                                                                    =============    ==============

         The total provision/(benefit) for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                      For the Nine Months Ended
                                                                                             September 30,
                                                                                          2001             2000
                                                                                          ----             ----

         Income tax expense/(benefit) at statutory federal income tax rate          $     141,370    $      (18,250)
         State taxes net of federal benefit                                                 5,760            (1,020)
         Tax rate differences                                                               2,680            (1,380)
                                                                                    -------------    --------------
         Total provision/(benefit) for income taxes                                 $     149,810    $      (20,650)
                                                                                    =============    ==============

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of September 30, 2001 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $     222,950
              Maintenance deposits                                                        397,190
              Prepaid rent and other                                                       13,970
                                                                                    -------------
                  Subtotal                                                                634,110
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                 646,010
         Deferred tax liability -
              Depreciation of aircraft                                                   (498,650)
                                                                                    -------------
                                                                                    $     135,460
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

                                  JETFLEET III
                          Notes to Financial Statements

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first nine months of 2001 and 2000, the Company accrued a total of $146,600 and $146,600, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first nine months of 2001 or 2000, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During the first nine months of 2001, remarketing fees of $16,580 were accrued to JMC in connection with the sale of aircraft. No remarketing fees were accrued during the first nine months of 2000.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 or 2000.

6.       Subsequent Events

         During October 2001, the Company re-leased S/N 751 for a three-year term to a regional airline in the Maldives.

         During October 2001, the Company signed a purchase agreement for a deHavilland DHC-8 aircraft. The Company has deposited the purchase price of the aircraft in an escrow account and expects to complete the purchase of the aircraft no later than November 30, 2001. The Company and a regional carrier in the Caribbean are currently negotiating lease terms for the aircraft. If the Company and the lessee are unable to reach an agreement regarding the lease terms, however, the Company has the right to cancel its purchase of the aircraft and retain the proceeds deposited in the escrow account.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the re-lease or remarketing of S/N 13 and S/N 674267, the purchase of a DHC-8 aircraft by November 30, 2001, the generation of future taxable income to realize the benefit of the remaining deferred tax asset, use of excess cash flow and sales proceeds to purchase assets in the third quarter of 2001, the Company's lack of significant operating expenses in connection with assets that remain on lease, the adequacy of the Company's reserves to meet its immediate cash requirements, the effect of interest rate changes on the Company's lease revenue, possible attempts by the Company's lessees to revise payment terms, the effect of rental reductions, rental collections and aircraft valuation changes on future results, the impact of the September 11, 2001 attacks on the Company's results; are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to further defaults or terminations by lessees, general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, air travel industry health, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Results of Operations

The Company recorded net income of $265,990 and a net loss of ($33,020) or $0.33 and ($0.04) per share for the nine months ended September 30, 2001 and 2000, respectively. The Company recorded net income of $91,810 and a net loss of ($131,280) or $0.11 and ($0.16) per share for the three months ended September 30, 2001 and 2000, respectively.

Rent income was approximately $214,000 and $115,000 lower in the nine months and three months, respectively, ended September 30, 2001 than 2000, due to the sale of aircraft during the fourth quarter of 2000 and January 2001 and the disposition of S/N 3656 during the second quarter of 2001. Gain on sale of aircraft was approximately $494,000 and $148,000 higher in the same periods of 2001 versus 2000 due to the dispositions of S/N 3676 and S/N 3656. Interest income was higher in the nine month and three month periods of 2001 by approximately $60,000 and $11,000 respectively, due to higher cash balances as a result of asset sales and excess cash flow from leases.

Depreciation decreased approximately $77,000 and $45,000 during the nine month and three month periods, respectively, of 2001 due to the asset dispositions noted above. Maintenance expense was approximately $148,000 higher in the nine month period of 2001 than in 2000, primarily because of the purchase of a replacement engine for S/N 3656 in January 2001. The replacement was necessary because of hours flown by the previous lessee, which filed for reorganization and returned the aircraft during late 2000. Rather than overhaul the original engine, the Company determined that it was more cost-effective to purchase a replacement, which purchase was partially funded by maintenance reserves collected from the new lessee. Maintenance expense was approximately $68,000 lower in the three month period of 2001 because of work performed on S/N 3656 during 2000 in order to prepare it for re-lease and because of the accrual of estimated maintenance to be performed on a second aircraft which was sold later in 2000. During 2000, the Company recorded a provision for impairment in value for an aircraft sold during the fourth quarter of 2000. No such provisions have been recorded during 2001.

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

The Company's primary use of its operating cash flow is interest payments to its Unitholders. Excess cash flow, after payment of interest and operating expenses has been held for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company has not incurred and does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets while they remain on lease.

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between November 2001 and April 2003. During January 2001, the Company sold its 50% interest in S/N 3676 and received net proceeds of $204,490, including maintenance reserves retained. During June 2001, the Company received an insurance settlement of $545,000 from the insurer of S/N 3656 and sold one of the aircraft's engines. The remaining components of the aircraft were sold during July 2001. The Company received net proceeds of $1,182,340, including maintenance reserves retained. The net proceeds from sales of aircraft during the fourth quarter of 2000 and during 2001 will be used, along with excess cash flow, to purchase an additional income-producing asset for approximately $3,600,000. During October 2001, the Company signed a purchase agreement for a deHavilland DHC-8 aircraft. The Company has deposited the purchase price of the aircraft in an escrow account and expects to complete the purchase of the aircraft no later than November 30, 2001. The Company and a regional carrier in the Caribbean are currently negotiating lease terms for the aircraft. If the Company and the lessee are unable to reach an agreement regarding the lease terms, however, the Company has the right to cancel its purchase of the aircraft and retain the proceeds deposited in the escrow account.

As discussed in Item 1, on February 13, 2001, the majority of the creditors of one of the Company's lessees approved a reorganization plan, which provided that unsecured creditors, like the Company, would not receive any recovery of pre-reorganization claims. In projecting its cash reserves, the Company has always anticipated that these claims would not be collected.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and is a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2001. The rate will remain at 8.24% through October 31, 2002.

The Company's decrease in cash flow from operations was due primarily to lower net income, excluding the gain on sale of aircraft, during 2001 versus 2000 and by the effect of the change in rent receivable, accounts payable, payable to affiliates, prepaid rent, security deposits and maintenance deposits from year to year. The effect of these changes was partially offset by the effect of the change in deposits, accounts receivable and deferred taxes.

The increase in cash flow provided by investing activities from year to year was due to the Company's disposition of two aircraft during 2001. There were no cash flows from financing activities during 2001 or 2000 because the Offering terminated during June 1997.

Outlook

As discussed in "Results of Operations", four of the Company's aircraft were sold or disposed of during the fourth quarter of 2000 and the first half of 2001. The proceeds of these sales were combined with existing excess cash flow available for reinvestment to purchase an additional asset, for which the Company signed a purchase agreement during October 2001. The Company has deposited the purchase price of the aircraft in an escrow account and expects to complete the purchase of the aircraft no later than November 30, 2001. The Company and a regional carrier in the Caribbean are currently negotiating lease terms for the aircraft. If the Company and the lessee are unable to reach an agreement regarding the lease terms, however, the Company has the right to cancel its purchase of the aircraft and retain the proceeds deposited in the escrow account.

In accordance with the Trust Indenture, from November 1, 2001 through the maturity date of the Bonds on November 1, 2003, the Company will place all excess cash flow in a sinking fund account to be used solely to repay the Bonds at maturity.

Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remains constant.
 However, because lease rates for the Company's assets typically are fixed under existing leases, the Company typically does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until such leases have terminated. Although the lease rates the Company receives on its assets continue to exceed the interest rate paid on the Bonds, the Company is currently paying interest at a rate greater than market interest rates.

In addition, while the Company leases primarily to regional airlines that operate outside the U.S., management recognizes that some customers may be adversely impacted by the September 11, 2001 terrorist attacks in the U.S. It is possible that some of the Company's lessees may approach the Company to discuss revised payment terms in light of these events. The Company is reviewing its asset valuations in light of the worldwide economic downturn. Future results could be negatively affected by rental reduction concessions, rent collections and possible reductions in aircraft values. However, management believes it is too soon to assess accurately the significance of any impact on the Company.

Factors that May Affect Future Results

General Economic Conditions; Recent Events. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry appeared to be experiencing the beginnings of cyclical downturn earlier in the third quarter, and this downturn was exacerbated greatly by the terrorist attacks of September 11, 2001 and their aftermath. As a result, there has been a severe reduction in air travel, and less revenue and less demand for aircraft capacity by the major air carriers, particularly those that serve U.S. markets.

The Company's lessees and targeted potential lessees have been primarily outside the U.S. It is not clear whether and to what extent the current downturn will have on the non-U.S. regional carriers that are the Company's primary lessees, and the consequent overall impact on the Company's results. It is possible that in certain instances, current economic circumstances may favor the Company, in that planned aircraft replacements for the Company's leased aircraft by its lessees may be cancelled or postponed, resulting in greater likelihood of renewals by existing lessees. Further, demand for more economically operated turboprop aircraft (which make up most of the Company's portfolio), relative to the more expensive new regional jets, may increase (see "Leasing Risks", below).

At this time, it appears that large, international carriers have been most affected by these adverse events. To the extent that the Company's regional lessees depend on passenger traffic from the international carriers, they may also be adversely affected. Those regional carriers that are less dependent on the major carriers, however, may be less affected. Nevertheless, since regional carriers are not as well-capitalized as major air carriers, the downturn may result in the increased possibility of an economic failure of one or more of the Company's lessees (see "Risks Related to Regional Air Carriers", below). The combined effect of all or any of decreased air travel, an increase in the price of jet fuel due to fears of hostilities in the Middle East and increased costs and reduced operations by air carriers due to new security directives, depending on their scope and duration, could have a material adverse impact on the Company's lessees and thus the Company's results. Further, if there is substantial excess capacity for regional air carriers, the supply of regional aircraft may become out of balance with demand. If this were to occur, the Company's off-lease periods for its aircraft may significantly increase, and the value of its portfolio of aircraft could be adversely impacted.

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same time increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's turboprop aircraft.

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

Ability to Repay Bonds. Beginning November 1, 2001, all excess cash flow of the Company will be placed in a sinking fund, where the funds will accumulate until maturity of the Bonds on November 30, 2003. The Company's ability to repay the Bonds will therefore depend upon continued receipt of revenues from its assets either from lease rentals or sales proceeds in an amount, when combined with the sale of the remaining assets at maturity, sufficient to repay the Bond principal. To the extent that the Company realizes less than anticipated lease rentals due to lessee rental defaults, early termination of leases, or lower than expected remarketing proceeds during the term of the Bonds or realizes significant unexpected expenses due to lessee defaults in rent or other obligations, this may result in lower than expected excess cash flow into the sinking fund. As a result, the Company's ability to repay the Bonds in full at maturity may be negatively affected by such events even if the Company is able to meet its scheduled interest payments. During the sinking fund period, all sales proceeds are required to be put in the sinking fund account, which will be invested at money market rates. The yield on funds invested in the account is significantly lower than would generally be available if the funds were reinvested in a leased asset. Thus, the ability of the Company to repay the Bond obligations will likely be strengthened if the Company can maintain its assets on lease. If an asset is unexpectedly returned to the Company during the sinking fund period, the Company may determine that it cannot re-lease the asset and/or that proceeds would be maximized by sale of the asset rather than re-lease of the asset. However, this will likely lead to less than anticipated funds available at maturity to repay the debt, due to the difference between expected lease rental revenues on the asset and money market yields on the sales proceeds.

The Company's ability to repay the Bonds at their maturity date is dependent in part upon its ability to refinance the Bonds or sell its aircraft portfolio at a price sufficient to retire the outstanding Bond principal. If, due to the risks described below under "Ownership Risks" and "Leasing Risks", the values of the Company's aircraft portfolio are in a depressed state at the maturity date of the Bonds, the Company may be unable to repay the entire Bond indebtedness on the maturity date.

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

As a result of the terrorist attacks of September 11, 2001, certain insurance carriers have instituted a new $50 million limitation on war risk liability coverage. To the extent that the $50 million coverage is not sufficient to comply with lease obligations, the Company will require that its lessees acquire additional insurance, to bring coverage up to the required limits. To date, the Company believes that all of its lessees who have received notices of the new limitation have either obtained the additional coverage required or will do so before the limitation takes effect. If the additional insurance or government indemnity is not acquired in time, then the Company may ground any aircraft until it is adequately insured.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         JETFLEET III
                                         (Registrant)



Date: November 14, 2001              By: /s/ Neal D. Crispin
                                         -------------------------------
                                         Neal D. Crispin
                                 Title:  President