Form 10-K
period 2001-12-31
JETFLEET III
filed 2002-03-28
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       OR

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from                         to
                               ----------------------     ----------------------

                       Commission File Number: 33-84336-LA
                                  JetFleet III
                  (Name of small business issuer in its charter)

                California                              94-3208983
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

      1440 Chapin Avenue, Suite 310
         Burlingame, California                           94010
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:                 (650) 340-1880
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

Revenues for the issuer's most recent fiscal year:  $2,655,400

On March 28, 2002 the aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 28, 2002 the Issuer had 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                  -----   ------

Documents Incorporated by Reference:  None

                                    PART I

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding the Company's lack of significant operating expenses in connection with assets that remain on lease and the sufficiency of the Company's cash flow to meet interest obligations and fund sinking fund deposits; are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to the depth and length of the current aircraft industry downturn, unanticipated defaults or terminations by lessees, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

Item 1.           Description of Business.

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

The Company received Securities and Exchange Commission ("SEC") clearance for the Offering on September 27, 1995. Between September 1995 and June 1997, the Company raised $13,031,000 in the Offering. The Bonds bore interest at 12.94% from issuance through October 31, 1998, and thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury Bill rate plus 200 basis points, but not less than 8.24%. The current interest rate payable on the Bonds is 8.24%, and the next adjustment date is November 1, 2002. The Company may prepay all or a portion of the outstanding principal of the Bonds at any time beginning November 1, 1998. The Preferred Stock was issued for $10 per share and is entitled to receive 50% in the aggregate, of any remaining proceeds after (1) the Preferred Stock has been redeemed at $10 per share and (2) the Common Stock has been redeemed at $1 per share. A dividend can only be paid on the Common Stock if a dividend has also been paid on each share of Preferred Stock in any amount equal to ten times the per-share dividend paid on the Common Stock.

The proceeds of the Offering have been used to purchase Income Producing Assets ("Income Producing Assets"). These assets consist of aircraft and aircraft engines subject to operating leases.

The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 1, 2001, deposits to a sinking fund account established to facilitate repayment of principal on the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds). At the maturity date of the Bonds, the Company is to pay off the outstanding principal using proceeds of the resale of the Company's Income Producing Assets, the funds in the Sinking Fund Account and/or proceeds of third-party lender refinancing. Upon repayment of the entire Bond indebtedness, the Company may also, with such approval of its shareholders as required under California law, dissolve and liquidate all of its assets. Any remaining liquidation proceeds would be distributed to the Preferred Shareholders up to the amount of their liquidation preference, then to the Common Shareholders in an amount equal to $1.00 per share. Residual proceeds, if any, would be distributed equally between the Preferred Shareholders, as a class, and the Common Shareholders, as a class.

Aircraft and Aircraft Engines

At December 31, 2001, the Company owned a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). During January 2001, the Company sold its 50% interest in a Shorts SD 3-60, serial number S/N 3676 ("S/N 3676"). As discussed below, it also received, during June and July 2001, insurance and sales proceeds for its other Shorts SD 3-60, serial number S/N 3656 ("S/N 3656"). The Company purchased S/N 106 during October 2001.

         S/N 13 has been on a series of short-term leases with the same lessee since June 2001. The aircraft is on lease through March 31, 2002 and the Company is currently discussing the terms of the lessee's continued use of it.

         S/N 674267 was used on a McDonnell Douglas DC-9 and was subject to a 60-month sublease that expired in November 2001. S/N 674267 was sold to the lessee, a Mexican-based regional carrier, during March 2002.

         S/Ns 640 and 751 are subject to similar 36-month leases, originally expiring in July 2001, with a U.S. regional carrier. Both leases were extended from their expiration dates to their pre-return inspection completion. S/N 751 was returned during August and was re-leased during October 2001 to a carrier in the Maldives, for a term expiring in October 2004. The Company is currently seeking re-lease opportunities for S/N 640, which was returned during February 2002.

         S/N 696 is leased to to a regional carrier in the United Kingdom for a term expiring in April 2003.

         S/N 3656 was subject to a three-year lease, expiring in May 2003 with a regional carrier in Ireland. In February 2001, S/N 3656 sustained significant damage while landing. During June 2001, the Company received a settlement from the insurer and sold one of the aircraft's engines. The remaining components of the aircraft were sold during July 2001.

         At the time of purchase, S/N 3676 (owned 50% by the Company) was subject to a 48-month lease, expiring in July 2001, with a British regional airline. In early 2000, the lessee filed for reorganization and subsequently returned the aircraft to the Company. During January 2001, the aircraft was sold.

         S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

         S/N 106 is subject to a lease, expiring in November 2004, with a regional carrier in the Caribbean.

Item 2.           Description of Property.

The Company does not own or lease any real property, plant or materially important physical properties other than equipment under operating lease as set forth in Item 1.

The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by the Company.

Item 3.           Legal Proceedings.

The Company is not involved in any material legal proceedings.

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

Number of Security Holders

                  Approximate number of holders of Series A
                  Units ("Unitholders") as of March 28, 2002:  800

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

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Results of Operations

The Company recorded net loss of ($5,440) or ($0.01) per share and ($153,710) or ($0.19) per share for the years ended December 31, 2001 and 2000, respectively.

Rent income was approximately $278,000 lower in 2001 than 2000, due to the sale of aircraft during the fourth quarter of 2000 and January 2001 and the disposition of S/N 3656 during the second quarter of 2001, the effect of which was only partially offset by the acquisition of S/N 106 during the fourth quarter of 2001. Gain on sale of aircraft was approximately $351,000 higher in 2001 versus 2000 due to the disposition of two aircraft during 2001 which both resulted in gains versus two aircraft in 2000, one of which resulted in a loss. Interest income was higher in 2001 by approximately $34,000, due to higher cash balances as a result of asset sales and excess cash flow from leases which was not reinvested until October 2001.

Depreciation decreased approximately $104,000 during 2001 due to the asset dispositions noted above, which decrease was only partially offset by the additional depreciation for S/N 106 after its acquisition during the fourth quarter of 2001. Maintenance expense was approximately $245,000 higher in 2001 than in 2000, primarily because of the purchase of a replacement engine for S/N 3656 in January 2001. The replacement was necessary because of hours flown by the previous lessee, which filed for reorganization and returned the aircraft during late 2000. Rather than overhaul the original engine, the Company determined that it was more cost-effective to purchase a replacement, which purchase was partially funded by maintenance reserves collected from the new lessee. The Company recorded a provision for impairment in value for aircraft during both 2001 and 2000, but the amount recorded during 2001 was approximately $209,000 less. Professional fees and general and administrative expenses were approximately $49,000 higher in 2000 due to legal expense incurred in connection with the re-lease of S/N 3656 and S/N 696.

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

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times between March 2002 and November 2004. The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and deposits to a sinking fund account established to facilitate repayment of principal of the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds).

As discussed in Item 1, on February 13, 2001, the majority of the creditors of one of the Company's lessees approved a reorganization plan, which provided that unsecured creditors, like the Company, would not receive any recovery of pre-reorganization claims. In projecting its cash reserves, the Company has always anticipated that these claims would not be collected.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and has been a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2001. The Company has determined that the rate will remain at 8.24% through October 31, 2002.

The Company's decrease in cash flow from operations was due primarily to lower net income, excluding the gain on sale of aircraft, during 2001 versus 2000 and by the effect of the change in rent receivable, payable to affiliates and maintenance deposits from year to year. The effect of these changes was partially offset by the effect of the change in deposits, accounts receivable, deferred taxes, accounts payable and security deposits.

The decrease in cash flow provided by investing activities from year to year was due to the Company's acquisition of S/N 106 during 2001. There were no cash flows from financing activities during 2001 or 2000 because the Offering terminated during June 1997.

Outlook

As discussed in "Capital Resources and Liquidity", the revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund account established to facilitate repayment of principal on the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds).

Currently, all of the Company's assets are on lease and generating revenue. The Company believes it will continue to have sufficient cash flow to meet its interest obligations and make deposits into the sinking fund.

The Company's ability to repay the principal due under the Bonds at maturity on November 1, 2003 is dependent upon two factors. First, continued on-lease status of its assets with no unexpected expenses as a result of lessee defaults or early terminations must continue in order to permit significant contributions to the sinking fund. Second, but a more significant factor, is the amount of proceeds available from the ultimate sale or refinance of the Company's aircraft portfolio.

The aircraft industry is currently in the midst of a downturn due to the global economic situation exacerbated by the events of September 11, 2001. The downturn increases the chances of a lessee default or early terminations of leases. A lessee may experience less traffic and realize less revenue from operations, and may be forced to return excess leased aircraft, or in the worst case, may be driven out of business. The downturn also may make it more difficult for the Company to re-lease assets to existing lessees or find replacement lessees upon expiration of the current leases.

More importantly, the downturn has reduced demand for aircraft assets, with an attendant decrease in aircraft valuations. Depressed valuations, if still present at the time the Company begins disposition of its assets, may result in less proceeds (either through sale or refinance) to the Company than it had previously anticipated.

It is unclear how long it will take for the industry to recover. Because the time period until maturity of the Bonds is less than two years from now, the speed of the recovery of the industry has heightened importance as a factor in the Company's ability to fully repay the Bond principal upon maturity.

Factors that May Affect Future Results

Ability to Repay Bonds. The Company's ability to repay the Bonds at their maturity date is dependent in part upon reinvestment of excess cash flows in additional Income Producing Assets. To the extent that the Company realizes less than anticipated lease rentals due to lessee rental defaults, early termination of leases, or lower than expected remarketing proceeds during the term of the Bonds or realizes significant unexpected expenses due to lessee defaults in rent or other obligations, this may result in lower than expected excess cash flow. As a result, the Company's ability to repay the Bonds in full at maturity may be negatively affected by such events even if the Company is able to meet its scheduled interest payments.

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

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets. As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for such claims. Further, some protection may be provided by the United States Aviation Act with respect to its aircraft assets. It is, however, not clear to what extent such statutory protection would be available to the Company and such act may not apply to aircraft operated in foreign countries. Also, although the Company may carry insurance or require a lessee to insure against a risk, there may be certain cases where the loss is not entirely covered by the lessee or its insurance. Though this is a remote possibility, an uninsured loss with respect to the equipment or an insured loss for which insurance proceeds are inadequate would result in a possible loss of invested capital in and any profits anticipated from such equipment.

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for JetFleet III:

                           Report of Independent Auditors, Vocker Kristofferson and Co. Balance Sheet as of December 31, 2001 Statements of Operations for the Years Ended December
                                31, 2001 and 2000 Statements of Changes in
                           Shareholders' Equity for the Years Ended
                                December 31, 2001 and 2000
                           Statements of Cash Flows for the Years Ended December
                                31, 2001 and 2000
                           Notes to Financial Statements

         (2)      Schedules:

                           All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of JetFleet III


We have audited the accompanying balance sheet of JetFleet III, a California corporation, as of December 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetFleet III at December 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



VOCKER KRISTOFFERSON AND CO.

/s/ Vocker Kristofferson & Co.

March 25, 2002
San Mateo, California

                                                   JETFLEET III
                                                   Balance Sheet
                                                 December 31, 2001

                                                      ASSETS

Current assets:
     Cash                                                                                    $   1,045,450
     Deposits                                                                                    1,545,380
     Accounts receivable                                                                            98,570
                                                                                             -------------
Total current assets                                                                             2,689,400

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,267,450                                              11,692,710
Debt issue costs, net of accumulated
     amortization of $1,242,310                                                                    419,140
Deferred taxes                                                                                     284,060
Prepaid expenses                                                                                     3,540
                                                                                             -------------

Total assets                                                                                 $  15,088,850
                                                                                             =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $     174,470
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  95,850
     Security deposits                                                                             276,000
     Maintenance deposits                                                                        1,362,910
                                                                                             -------------
Total current liabilities                                                                        2,061,350

Medium-term secured bonds                                                                       11,076,350
                                                                                             -------------

Total liabilities                                                                               13,137,700
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (525,500)
                                                                                             -------------
Total shareholders' equity                                                                       1,951,150
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  15,088,850
                                                                                             =============

The accompanying notes are an integral part of these statements.

                                                   JETFLEET III
                                             Statements of Operations


                                                                                      For the Years Ended
                                                                                         December 31,
                                                                                     2001              2000
                                                                                     ----              ----

Revenues:

     Rent income                                                                $   1,981,390    $   2,259,550
     Gain on sale of aircraft                                                         494,450          143,870
     Interest income                                                                  179,560          145,290
                                                                                -------------    -------------

                                                                                    2,655,400        2,548,710


Expenses:

     Depreciation                                                                     543,640          647,490
     Provision for impairment in value of aircraft                                    384,280          593,720
     Amortization                                                                     228,620          228,620
     Interest                                                                         912,690          912,690
     Maintenance                                                                      328,660           83,600
     Professional fees and general and administrative                                  64,770          113,970
     Management fees                                                                  195,470          195,470
                                                                                -------------    -------------

                                                                                    2,658,130        2,775,560

Loss before taxes                                                                      (2,730)        (226,850)

Tax provision/(benefit)                                                                 2,710          (73,140)
                                                                                -------------    -------------

Net loss                                                                        $      (5,440)   $    (153,710)
                                                                                =============    =============

Weighted average common shares outstanding                                            815,200          815,200
                                                                                =============    =============

Basic loss per common share                                                     $       (0.01)   $       (0.19)
                                                                                =============    =============


The accompanying notes are an integral part of these statements.

                                                    JETFLEET III
                                        Statements of Shareholders' Equity
                                  For the Years Ended December 31, 2001 and 2000

                                                                                                 Total
                                           Preferred         Common          Accumulated     Shareholders'
                                             Stock            Stock            Deficit          Equity
                                             -----            -----            -------          ------
Balance, December 31, 1999              $   1,661,450     $     815,200    $   (366,350)     $   2,110,300

Net loss for the period                             -                 -        (153,710)          (153,710)
                                        -------------     -------------    -------------     -------------

Balance, December 31, 2000                  1,661,450           815,200        (520,060)         1,956,590

Net loss for the period                             -                 -          (5,440)            (5,440)
                                        -------------     -------------    -------------     -------------

Balance, December 31, 2001              $   1,661,450     $     815,200    $    (525,500)    $   1,951,150
                                        =============     =============    =============     =============


The accompanying notes are an integral part of these statements.

                                                    JETFLEET III
                                             Statements of Cash Flows

                                                                    For the Years Ended December 31,
                                                                       2001                  2000
                                                                       ----                  ----
Operating activities:
     Net loss                                                     $       (5,440)       $    (153,710)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Depreciation                                                    543,640              647,490
         Provision for impairment                                        384,280              593,720
         Amortization                                                    228,620              228,620
         Gain on sale of aircraft                                       (494,450)            (143,870)
         Deferred taxes                                                     (830)             (88,780)
         Change in operating assets and liabilities:
           Deposits                                                     (208,310)            (514,910)
           Accounts receivable                                            33,010              (69,680)
           Rent receivable                                                     -               68,850
           Prepaid taxes                                                  13,050              (13,050)
           Prepaid expenses                                                 (580)              10,000
           Accounts payable                                              139,710               10,860
           Payable to affiliate                                          (53,440)              53,440
           Prepaid rents                                                 (12,350)              10,310
           Security deposits                                             133,040               54,160
           Maintenance deposits                                           34,120              541,900
           Taxes payable                                                       -               (8,210)
                                                                  --------------        -------------
     Net cash provided by operating activities                           734,070            1,227,140
                                                                  --------------        -------------

Investing activities:
     Purchase of interests in aircraft                                (3,863,520)            (554,740)
     Proceeds from sale of aircraft                                    1,386,810            1,227,450
                                                                  --------------        -------------
Net cash (used)/provided by investing activities                      (2,476,710)             672,710
                                                                  --------------        -------------

Net (decrease)/increase in cash                                       (1,742,640)           1,899,850

Cash, beginning of period                                              2,788,090              888,240
                                                                  --------------        -------------

Cash, end of period                                               $    1,045,450        $   2,788,090
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2001                  2000
                                                                       ----                  ----
     Interest (net of amount capitalized)                         $      912,690        $     912,690
     Income taxes                                                          2,400               36,900

The accompanying notes are an integral part of these statements.

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of December 31, 2001, the Company maintained $2,173,210 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

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

         Recent Accounting Pronouncements

         SFAS No. 138, which amended the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company adopted SFAS No. 133 on January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. Because the Company does not hold any derivatives as defined in SFAS No. 133, its adoption did not have a material impact on its results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed of." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt SFAS No. 144 on January 1, 2002. Because SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, the adoption of SFAS No. 144 is not expected to have a material effect on the Company's results of operations or financial position.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), a Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). During January 2001, the Company sold its 50% interest in a Shorts SD 3-60, serial number S/N 3676 ("S/N 3676"). As discussed below, it sold its other Shorts SD 3-60, serial number S/N 3656 ("S/N 3656") in July 2001. The Company purchased S/N 106 during November 2001.

         S/N 13 was re-leased in June 2000 to the same sub-lessee, an Australian carrier, for a one-year term. Since June 2001, it has been on lease with the same Australian carrier under a series of short-term lease extensions and is on lease through March 31, 2002. The Company is currently discussing the terms of the lessee's continued use of the aircraft.

         S/N 674267 is used on a McDonnell Douglas DC-9 and was subject to a 60-month sublease, expiring in November 2001, between the seller and a Mexican based regional carrier. During 2001, the Company recorded as expense approximately $384,000 to reflect a reduction in the carrying value of S/N 674267. As discussed in Note 7, S/N 674267 was sold to the lessee during March 2002 for book value.

         S/Ns 640 and 751 were subject to similar 36-month leases, originally expiring in July 2001, with a U.S. regional carrier. Both leases were extended from their expiration dates to their pre-return inspection completion. S/N 751 was returned during August and was re-leased during October. The Company is currently seeking re-lease opportunities for S/N 640, which the Company expects to be ready for return by year end. During June 2000, the Company and the lessee for S/N 696, which had been leased to the same carrier as S/Ns 640 and 751, agreed to an early termination of the lease for S/N 696. S/N 696 was returned by the lessee and, after undergoing certain maintenance and upgrade work, was re-leased in June 2000 to a regional carrier in the United Kingdom for a term expiring in April 2003.

         S/N 3656 was subject to a three-year lease, expiring in May 2003 with a regional carrier in Ireland. In February 2001, S/N 3656 sustained significant damage while landing. During June 2001, the Company received a settlement of $545,000 from the insurer and sold one of the aircraft's engines. The remaining components of the aircraft were sold during July 2001. The Company also retained $184,340 of maintenance reserves. The Company recorded a total gain of $382,960 as a result of the insurance settlement, the various sales proceeds and the reserves retained.

         At the time of purchase, S/N 3676 (owned 50% by the Company) was subject to a 48-month lease, expiring in July 2001, with a British regional airline. During 2000, the lessee filed for reorganization and subsequently returned the aircraft to the Company. The owners agreed that they would realize a greater benefit if they sold the aircraft "as is" rather than fund the maintenance work necessary to return the aircraft to a condition which would allow it to possibly be re-leased to a new lessee. Therefore, the Company reduced the carrying value of the aircraft to $170,000 and recognized a provision for impairment of $245,350 during 2000. The aircraft was sold during January 2001. At that time, the Company received net proceeds of $167,450 and recognized a gain of $34,470. During the second quarter of 2001, the lessee paid all amounts owed to the Company and, since the aircraft had been sold, the Company recognized an additional gain of $77,020, representing maintenance reserves retained.

         S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

         S/N 106 is subject to a lease, expiring in November 2004, with a regional carrier in the Caribbean.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         Detail of Investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 2000 and 2001:

                                                       Accumulated      Allowance for
                                          Cost         Depreciation       Impairment          Net
                                          ----         ------------       ----------          ---
Balance, December 31, 1999          $  13,196,230    $  (1,776,710)    $           -    $  11,419,520

Additions                                 554,740         (647,490)         (593,720)        (686,470)

Disposals                              (1,331,560)         247,980                 -       (1,083,580)
                                    -------------    -------------     -------------    -------------

Balance, December 31, 2000             12,419,410       (2,176,220)         (593,720)       9,649,470

Additions                               3,863,530         (543,640)         (384,280)       2,935,610

Disposals                              (1,671,900)         452,410           327,120         (892,370)
                                    -------------    -------------     -------------    -------------

Balance, December 31, 2001          $  14,611,040    $  (2,267,450)    $    (650,880)   $  11,692,710
                                    =============    =============     =============    =============

3.       Operating Segments

         The Company operates in one business segment, aircraft leasing, and therefore does not present separate segment information for lines of business.

         Approximately 35% and 44% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2001 and 2000, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

                                  JETFLEET III
                          Notes to Financial Statements

3.       Operating Segments (continued)

         The table below sets forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                        Operating Lease Revenue            Net Book Value of Operating Leased Assets
                                    For the Year Ended December 31,                      December 31,
         Country                         2001              2000                     2001              2000
         -------                         ----              ----                     ----              ----


         United States              $     697,970    $     989,520              $   2,889,640    $   3,702,990
         Australia                        663,000          672,000                  3,209,570        3,280,000
         United Kingdom                   308,950          267,300                  1,044,050        1,308,080
         Other                            311,470          330,730                  4,549,450        1,358,400
                                    -------------    -------------              -------------    -------------
                                    $   1,981,390    $   2,259,550              $  11,692,710    $   9,649,470
                                    =============    =============              =============    =============

         For the year ended December 31, 2001, the Company had four significant customers, which accounted for 33%, 23%, 15% and 13%, respectively, of lease revenue. For the year ended December 31, 2000, the Company had three significant customers, which accounted for 30%, 20% and 18%, respectively, of lease revenue.

         As of December 31, 2001, minimum future lease rent payments receivable under noncancelable leases were as follows:

                  Year                   Amount

                  2002              $   1,631,250
                  2003                    975,000
                  2004                    730,000
                                    -------------

                                    $   3,336,250
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

                                  JETFLEET III
                          Notes to Financial Statements

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                          2001             2000
                                                                                          ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                         3,500            15,640
                                                                                    -------------    --------------
              Current provision                                                             3,500            15,640
                                                                                    -------------    --------------

         Deferred tax provision/(benefit)
              Federal                                                                      (3,790)          (83,980)
              State                                                                         2,960            (4,800)
                                                                                    -------------    --------------
              Deferred tax provision                                                         (830)          (88,780)
                                                                                    -------------    --------------

         Total provision/(benefit) for income taxes                                 $       2,670    $      (73,140)
                                                                                    =============    ==============

         The total provision/(benefit) for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                          2001             2000
                                                                                          ----             ----

         Income tax expense/(benefit) at statutory federal income tax rate          $        (930)   $      (77,130)
         State taxes net of federal benefit                                                   (40)           (2,950)
         Tax rate differences                                                               3,640             6,940
                                                                                    -------------    --------------
         Total provision/(benefit) for income taxes                                 $       2,670    $      (73,140)
                                                                                    =============    ==============

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2001 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $     217,010
              Maintenance deposits                                                        439,820
              Prepaid rent and other                                                       34,190
                                                                                    -------------
                  Subtotal                                                                691,020
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                 691,020
         Deferred tax liability -
              Depreciation of aircraft                                                   (406,960)
                                                                                    -------------
                                                                                    $     284,060
                                                                                    =============

         The Company expects to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses of $623,990 may be carried forward for fifteen or twenty years, depending on when they were created, and begin to expire in 2012.

                                  JETFLEET III
                          Notes to Financial Statements

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2001 and 2000, the Company accrued a total of $195,470 and $195,470, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first nine months of 2001 or 2000, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During 2001, the Company paid acquisition fees of $108,000 and remarketing fees of $16,580 to JMC in connection with the acquisition and sale of aircraft. During 2000, remarketing fees of $15,830 were accrued to JMC in connection with the sale of aircraft.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 or 2000.

7.       Subsequent Events

         During March 2002, the Company sold S/N 674267 to the lessee for an amount equal to the engine's net book value.




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

     Name                                    Position Held

Neal D. Crispin             President and Chairman of the Board of Directors of
                            the Company and Chief Financial Officer and
                            Secretary of the Company

Edwin S. Nakamura           Director of the Company

Marc J. Anderson            Senior Vice President of the Company

Neal D. Crispin, age 56. Mr. Crispin is Chairman of the Board of Directors and President of the Company. He is also President and a Director of ACY, JHC, JMC and CMA Consolidated, Inc. ("CMA"). Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JHC, JMC and ACY. He received a Bachelors degree in Economics from the University of California at Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Edwin S. Nakamura, age 64, Director. Mr. Nakamura holds a B.S. in Business from San Francisco State University. A certified public accountant, Mr. Nakamura has been the Chief Executive Officer and owner of U.S.A. Publishing, Inc. since 1981.

Marc J. Anderson, age 65. Mr. Anderson is the Company's Senior Vice President and is also Senior Vice President of JHC, JMC and ACY and a Director of ACY. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to 1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp., Director of Aircraft Sales for Fairchild SAAB Joint Venture, and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed by several airlines in various roles of increasing responsibility beginning in 1959.

Item 10. Executive Compensation.

The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 2000 and 2001.

Compensation

The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2001 and 2000, the Company accrued a total of $195,470 and $195,470, respectively, in management fees due JMC.

JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first nine months of 2001 or 2000, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During 2001, the Company paid acquisition fees of $108,000 and remarketing fees of $16,580 to JMC in connection with the acquisition and sale of aircraft. During 2000, remarketing fees of $15,830 were accrued to JMC in connection with the sale of aircraft.

As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2001 or 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K Filed in Last Quarter

                  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                  JETFLEET III


                           By:    /s/ Neal D. Crispin
                                  -------------------------------
                                  Neal D. Crispin

                           Title: President