Form 10QSB
period 2002-03-31
JETFLEET III
filed 2002-05-14
CIK 930832

15


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from                to
                               ------------       ------------

Commission File Number:  33-84336-LA


                                  JetFleet III
                  (Name of small business issuer in its charter)


             California                                  94-3208983
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation or organization)

    1440 Chapin Avenue, Suite 310
       Burlingame, California                              94010
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:                 (650) 340-1880
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


On May 14, 2002 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of May 14, 2002 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                               ------    ------

                                  JETFLEET III
                                  Balance Sheet
                                 March 31, 2002
                                    Unaudited

                                     ASSETS

Current assets:
     Cash                                                                                    $   1,280,990
     Deposits                                                                                    1,662,800
     Accounts receivable                                                                           142,590
                                                                                             -------------
Total current assets                                                                             3,086,380

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,301,740                                              11,321,340
Debt issue costs, net of accumulated
     amortization of $1,299,470                                                                    361,980
Deferred taxes                                                                                     259,860
Prepaid expenses                                                                                     9,940
                                                                                             -------------

Total assets                                                                                 $  15,039,500
                                                                                             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $      10,260
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  44,250
     Security deposits                                                                             276,000
     Maintenance deposits                                                                        1,492,660
                                                                                             -------------
Total current liabilities                                                                        1,975,290

Medium-term secured bonds                                                                       11,076,350
                                                                                             -------------

Total liabilities                                                                               13,051,640
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (488,790)
                                                                                             -------------
Total shareholders' equity                                                                       1,987,860
                                                                                             -------------

Total liabilities and shareholders' equity                                                   $  15,039,500
                                                                                             =============

The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Operations


                                                                                  For the Three Months Ended
                                                                                           March 31,

                                                                                     2002              2001
                                                                                     ----              ----
                                                                                            Unaudited
Revenues:

     Rent income                                                                $     571,110    $     531,600
     Gain on sale of aircraft                                                               -           34,470
     Interest income                                                                    9,690           56,200
                                                                                -------------    -------------

                                                                                      580,800          622,270
                                                                                -------------    -------------


Expenses:

     Depreciation                                                                     174,380          145,540
     Amortization                                                                      57,150           57,150
     Interest                                                                         228,170          228,170
     Maintenance                                                                            -          263,780
     Professional fees and general and administrative                                   9,050            7,110
     Management fees                                                                   48,870           48,870
                                                                                -------------    -------------

                                                                                      517,620          750,620
                                                                                -------------    -------------

Income/(loss) before taxes                                                             63,180         (128,350)

Tax provision/(benefit)                                                                26,470          (41,900)
                                                                                -------------    -------------

Net income/(loss)                                                               $      36,710    $     (86,450)
                                                                                =============    =============

Weighted average common shares outstanding                                            815,200          815,200
                                                                                =============    =============

Basic income/(loss) per common share                                            $        0.05    $       (0.11)
                                                                                =============    =============


The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Cash Flows


                                                                  For the Three Months Ended March 31,

                                                                       2002                  2001
                                                                       ----                  ----
                                                                                Unaudited

Net cash provided/(used) by operating activities                  $       38,540        $     (91,340)
                                                                  --------------        -------------

Investing activity -
     Proceeds from sale of aircraft                                      197,000              204,490
                                                                  --------------        -------------
Net cash provided by investing activities                                197,000              204,490
                                                                  --------------        -------------

Net increase in cash                                                     235,540              113,150

Cash, beginning of period                                              1,045,450            2,788,090
                                                                  --------------        -------------

Cash, end of period                                               $    1,280,990        $   2,901,240
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2002                  2001
                                                                       ----                  ----
     Interest (net of amount capitalized)                         $      228,170        $     228,170
     Income taxes                                                          1,480                    -

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of March 31, 2002, the Company maintained $2,852,900 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which include acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         Impairment of Long-lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

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

         The most significant estimates with regards to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, and the estimated amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any.

         Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed of." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002. Because SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, the adoption of SFAS No. 144 has not had a material effect on the Company's results of operations or financial position.

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). During March 2002, the Company sold its Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"). The Company did not acquire any assets during the first three months of 2002.

         S/N 13 was re-leased in June 2000 to the same sub-lessee, an Australian carrier, for a one-year term. Since June 2001, it has been on lease with the same Australian carrier under a series of short-term lease extensions and is on lease through October 2002. The Company is currently discussing the terms of the lessee's continued use of the aircraft.

         S/N 751 is leased to a regional carrier in the Maldives for a term expiring in October 2004. During March 2002, the Company agreed to the terms for the lease of S/N 640 to the same lessee. The Company expects to deliver the aircraft to the lessee during the third quarter of 2002.

         S/N 696 is leased to a regional carrier in the United Kingdom for a term expiring in April 2003.

         S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

         S/N 106 is subject to a lease, expiring in November 2004, with a regional carrier in the Caribbean.

         During March 2002, the Company sold S/N 674267, which had been written down to the net sales price during 2001.

         As of March 31, 2002, minimum future lease rent payments receivable under noncancelable leases were as follows:

         Year                          Amount

         2002                       $   1,453,750
         2003                             975,000
         2004                             730,000
                                    -------------

                                    $   3,158,750
                                    =============

                                  JETFLEET III
                          Notes to Financial Statements

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

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                          2002             2001
                                                                                          ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                         2,280             2,260
                                                                                    -------------    --------------
              Current provision                                                             2,280             2,260
                                                                                    -------------    --------------

         Deferred tax provision/(benefit)
              Federal                                                                      22,630           (45,580)
              State                                                                         1,560             1,420
                                                                                    -------------    --------------
              Deferred tax provision                                                       24,190           (44,160)
                                                                                    -------------    --------------

         Total provision/(benefit) for income taxes                                 $      26,470    $      (41,900)
                                                                                    =============    ==============

         The total provision/(benefit) for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                          2002             2001
                                                                                          ----             ----

         Income tax expense/(benefit) at statutory federal income tax rate          $      21,480    $      (43,640)
         State taxes net of federal benefit                                                   560            (1,730)
         Tax rate differences                                                               4,430             3,470
                                                                                    -------------    --------------
         Total provision/(benefit) for income taxes                                 $      26,470    $      (41,900)
                                                                                    =============    ==============

                                  JETFLEET III
                          Notes to Financial Statements

4.       Income Taxes (continued)

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2002 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $     241,110
              Maintenance deposits                                                        520,580
              Prepaid rent and other                                                       15,700
                                                                                    -------------
                  Subtotal                                                                777,390
                  Valuation allowance                                                           -
                                                                                    -------------
                  Net deferred tax assets                                                 777,390
         Deferred tax liability -
              Depreciation of aircraft                                                   (517,530)
                                                                                    -------------
                                                                                    $     259,860
                                                                                    =============

         The Company expects to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses of $693,130 may be carried forward for fifteen or twenty years, depending on when they were created, and begin to expire in 2012.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first three months of 2002 and 2001, the Company accrued a total of $48,870 and $48,870, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first three months of 2002 or 2001, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During the first three months of 2002 and 2001, remarketing fees of $3,000 and $2,550, respectively, were paid to JMC in connection with the sale of aircraft.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2002 or 2001.

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

Critical Accounting Policies

In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified the most critical accounting policies upon which its financial status depends. It determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company identified its most critical accounting policies to be those related to lease rental revenue recognition, depreciation policies and valuation of aircraft. These accounting policies are stated in the notes to the financial statements and relevant sections in this discussion and analysis.

Results of Operations

The Company recorded net income of $36,710 or $0.05 per share and net loss of ($86,450) or ($0.11) per share for the three months ended March 31, 2002 and 2001, respectively.

Rent income was approximately $40,000 higher in 2002 than 2001, due to the rent income associated with the purchase of S/N 106 during the fourth quarter of 2001, the effect of which was only partially offset by loss of rent income due to the sales of aircraft during 2001. Although the Company sold one aircraft in the first quarter of each year, gain on sale of aircraft was approximately $34,000 lower in 2002 versus 2001. Interest income was lower in 2002 by approximately $47,000, due to lower cash balances and lower prevailing interest rates.

Depreciation increased approximately $29,000 during 2002 due to the depreciation associated with the acquisition of S/N 106, which increase was only partially offset by the decrease in depreciation due to the sales of aircraft during 2001. Maintenance expense was approximately $264,000 lower in 2002 than in 2001, primarily because of the one-time purchase of a replacement engine for an aircraft in January 2001. Professional fees and general and administrative expenses were approximately the same in the first three months of 2002 and 2001.

Capital Resources and Liquidity

Since Inception, the Company's funds have come primarily in the form of an initial contribution from JHC, proceeds from the Offering and rental income from the Income Producing Assets purchased using those proceeds. The Company's liquidity varies, increasing to the extent cash flows from operations exceed expenses, and decreasing to the extent expenses, including interest payments to the Unitholders, exceed cash flows from leases.

The Company's primary use of its operating cash flow is interest payments to its Unitholders. Excess cash flow, after payment of interest and operating expenses, has been held for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company has not and does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets while they remain on lease.

The Company currently has available adequate reserves to meet its immediate cash requirements. The leases for the Company's aircraft expire at varying times through November 2004. The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and deposits to a sinking fund established to facilitate repayment of principal of the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds).

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

The Company's increase in cash flow from operations was due primarily to higher net income during 2002 versus 2001 and to the effect of the change in deferred taxes and maintenance deposits. The effect of these changes was partially offset by the effect of the change in cash classified as deposits, accounts receivable and accounts payable.

Specifically, the Company's cash flow from operations for the three months ended March 31, 2002 consisted of net income of $36,710 and adjustments consisting primarily of depreciation and amortization of $174,380 and $57,150, respectively, increases in cash classified as deposits and maintenance deposits of $117,420 and $129,750, respectively, and decreases in accounts payable and prepaid rent of $164,210 and $51,600, respectively.

Specifically, the Company's cash flow from operations for the three months ended March 31, 2001 consisted of net loss of ($86,450) and adjustments consisting primarily of depreciation and amortization of $145,540 and $57,150, respectively, an increase in cash classified as deposits of $61,950, and decreases in payable to affiliate and prepaid rent of $53,440 and $61,450, respectively.

Cash flow provided by investing activities was approximately the same in the first three months of 2002 and 2001 because the Company received similar net proceeds from the sale of an asset in each year. There were no cash flows from financing activities during 2002 or 2001 because the Offering terminated during June 1997.

Outlook

As discussed in "Capital Resources and Liquidity", the revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds). Currently, all of the Company's assets except one are on lease and generating revenue. The Company believes it will continue to have sufficient cash flow to meet its interest obligations and make deposits into the sinking fund.

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

It is unclear how long it will take for the industry to recover. Because the time period until maturity of the Bonds is less than two years from now, the speed of the recovery of the industry has great importance as a factor in the Company's ability to fully repay the Bond principal upon maturity.

Factors that May Affect Future Results

Recovery of the Air Travel Industry. As discussed in the "Outlook" section above, the Company's ability to repay the Bonds at their maturity date will depend upon its ability to refinance the debt obligation or sell its aircraft at a price sufficient to retire the outstanding Bond principal. Since the maturity of the Bonds is less than two years from now, and the industry is currently on the downside of a business cycle, the speed of recovery of the industry will be an important factor in the Company's ability to repay the Bonds. First and foremost, a weak travel industry results in greater ownership risk because of lower demand for aircraft and because of lower valuations for aircraft assets. See "Ownership Risks," below. In addition, the weakness in the air travel industry may also make lease extensions and re-leases more difficult. See "Leasing Risks, " below. Significant off-lease periods for the Company's aircraft could result in lower rental revenue received by the Company, and that could affect its ability to repay interest, and eventually, the full principal indebtedness under the Bonds.

Thus, the failure of the industry to move out of its current down cycle before the Bond maturity date, or any futher weakening of the air travel industry in the short term, could have a negative impact on the Company's ability to repay the Bonds at their maturity date. Since the holders of preferred stock are not entitled to any redemption or dividend payments until the Bonds are paid in full, the Company's ability to repay the Bonds directly determines whether the holders of Preferred Stock will receive any amounts with respect to the Preferred Stock.

Ownership Risks. All of the Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire life of the asset. As the Bond maturity date is less than two years from now, factors that could affect the short-to-medium term value of the aircraft have become increasingly important to the ability of the Company to repay the Bond indebtedness. As discussed above, industry conditions will be an important determining factor in the valuation of the aircraft and potential proceeds realizable from their sale at Bond maturity. In addition, the condition of the aircraft assets at the time of maturity will also have an effect on their value. Therefore, continued lessee compliance with maintenance obligations and with return conditions if an aircraft is returned (particularly with respect to those aircraft whose leases expire prior to the maturity date of the Bonds), will be a significant factor in what proceeds could be realized from the aircraft assets at the maturity date of the Bonds (either through sale or refinance). While the leases require lessees to be responsible for maintenance and return conditions, a lessee default in those obligations could result in a reduced value of the subject aircraft or an expenditure by the Company of funds to optimize the value of the aircraft. Finally, those aircraft with leases that expire in the coming months will need to be re-leased, and the lease rates obtained for the aircraft may affect aircraft values, if the aircraft is sold subject to the lease. If the leases are negotiated during this period of industry weakness, the lease rates are likely to be lower than they otherwise would be, and this may adversely affect the sale or refinance proceeds obtainable with respect to the aircraft at the maturity date of the Bonds.

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to repay the Bonds, particularly as the maturity date nears, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same time increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's turboprop aircraft.

Risks Related to Regional Air Carriers. Because the Company's leases are all with regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

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

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small domestic and foreign regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee. Even if an aircraft can be repossessed, the Company may be unable to recover damages from the lessee if the condition of the aircraft when repossessed was worse than that required by the lease.

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

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located even if the U.S. economy is strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy does not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, in the future, the Company may agree to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which would make it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

Competition. The Company has many competitors in the aircraft leasing industry, including leasing companies, banks and other financial institutions and aircraft leasing partnerships. The market is highly competitive. Most of the Company's competitors have substantially greater financial and other resources than the Company.

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets. As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for such claims. Further, some protection may be provided by the United States Aviation Act with respect to its aircraft assets. It is, however, not clear to what extent such statutory protection would be available to the Company and such act may not apply to aircraft operated in foreign countries. Also, although the Company may require a lessee to insure against a risk, there may be certain cases where the loss is not entirely covered by the lessee or its insurance. Though this is a remote possibility, an uninsured loss with respect to the equipment or an insured loss for which insurance proceeds are inadequate would result in a possible loss of invested capital in and any profits anticipated from such equipment.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              JETFLEET III


Date:    May 14, 2002              By:    /s/ Neal D. Crispin
                                             -------------------------------
                                             Neal D. Crispin

                                      Title: President, Chief Financial Officer