Form 10QSB
period 2002-06-30
JETFLEET III
filed 2002-08-13
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

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
 Yes      X     No
     -------       ------


On August 13, 2002 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of August 13, 2002 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               ----     ----

                                  JETFLEET III
                                  Balance Sheet
                                  June 30, 2002
                                    Unaudited

                                     ASSETS

Current assets:
     Cash                                                                                    $   1,533,560
     Deposits                                                                                    1,923,030
     Accounts receivable                                                                           167,320
                                                                                              ------------
Total current assets                                                                             3,623,910

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,476,110                                              11,146,960
Debt issue costs, net of accumulated
     amortization of $1,356,630                                                                    304,830
Deferred taxes                                                                                     250,790
Prepaid expenses                                                                                     6,320
                                                                                              ------------

Total assets                                                                                 $  15,332,810
                                                                                              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $      12,710
     Interest payable                                                                              152,120
     Prepaid rents                                                                                 114,250
     Security deposits                                                                             328,480
     Maintenance deposits                                                                        1,643,190
                                                                                              ------------
Total current liabilities                                                                        2,250,750

Medium-term secured bonds                                                                       11,076,350
                                                                                              ------------

Total liabilities                                                                               13,327,100
                                                                                              ------------
Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (470,940)
                                                                                              ------------
Total shareholders' equity                                                                       2,005,710
                                                                                              ------------

Total liabilities and shareholders' equity                                                   $  15,332,810
                                                                                              ============

The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Operations



                                           For the Six Months Ended               For the Three Months Ended
                                                   June 30,                                June 30,


                                             2002            2001                   2002              2001
                                             ----            ----                   ----              ----
                                                    Unaudited                               Unaudited
Revenues:

     Rent income                        $   1,113,610     $   1,037,620         $     542,500    $     506,020
     Gain on sale of aircraft                       -           346,700                     -          312,230
     Other income                              23,120           104,940                13,440           48,730
                                         ------------      ------------          ------------       ----------

                                            1,136,730         1,489,260               555,940          866,980
                                         ------------      ------------          ------------       ----------

Expenses:

     Depreciation                             348,750           284,180               174,380          138,630
     Amortization                             114,310           114,310                57,150           57,150
     Interest                                 456,350           456,350               228,170          228,170
     Maintenance                                1,800           244,870                 1,800         (18,910)
     Professional fees and
        general and administrative             26,220            19,600                17,180           11,390
     Management fees                           97,730            97,730                48,870           48,870
                                         ------------      ------------          ------------       ----------

                                            1,045,160         1,217,040               527,550          465,300

Income before taxes                            91,570           272,220                28,390          401,680

Tax provision                                  37,010            98,040                10,550          139,930
                                         ------------      ------------          ------------       ----------

Net income                              $      54,560     $     174,180         $      17,840    $     261,750
                                         ============      ============          ============       ==========
Weighted average common
     shares outstanding                       815,200           815,200               815,200          815,200
                                         ============      ============          ============       ==========
Basic income per common share           $        0.07     $        0.21         $        0.02    $        0.32
                                         ============      ============          ============       ==========

The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Cash Flows



                                                                    For the Six Months Ended June 30,
                                                                       2002                  2001
                                                                       ----                  ----
                                                                                Unaudited
Net cash provided by operating activities                         $      291,110        $     281,650
                                                                    ------------          -----------
Investing activity -
     Proceeds from sale of aircraft                                      197,000            1,239,060
                                                                    ------------          -----------
Net cash provided by investing activities                                197,000            1,239,060
                                                                    ------------          -----------
Net increase in cash                                                     488,110            1,520,710

Cash, beginning of period                                              1,045,450            2,788,090
                                                                    ------------          -----------

Cash, end of period                                               $    1,533,560        $   4,308,800
                                                                    ============          ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2002                  2001
                                                                       ----                  ----
     Interest (net of amount capitalized)                         $      456,350        $     456,350
     Income taxes                                                          2,950                    -

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of June 30, 2002, the Company maintained $2,863,930 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which includes acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

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

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). During March 2002, the Company sold its Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"). The Company did not acquire any assets during the first six months of 2002.

         Since June 2001, S/N 13 has been on lease with the same Australian carrier under a series of short-term lease extensions and is on lease through October 2002. The Company is currently discussing the terms of the lessee's continued use of the aircraft.

         S/N 751 is leased to a regional carrier in the Maldives for a term expiring in October 2004. During March 2002, the Company agreed to the terms for the lease of S/N 640 to the same lessee, expiring in August 2005. The Company delivered the aircraft to the lessee during August 2002.

         S/N 696 is leased to a regional carrier in the United Kingdom for a term expiring in April 2003.

         S/N 24 is subject to a lease, expiring in October 2002, with a regional carrier in North America.

         S/N 106 is subject to a lease, expiring in November 2004, with a regional carrier in the Caribbean.

         During March 2002, the Company sold S/N 674267, which had been written down to the net sales price during 2001.

         As of June 30, 2002, minimum future lease rent payments receivable under noncancelable leases were as follows:

         Year                          Amount

         2002                       $     926,250
         2003                             975,000
         2004                             730,000
                                       ----------
                                    $   2,631,250
                                       ==========

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

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                          2002             2001
                                                                                          ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                         3,750               570
                                                                                            -----               ---
              Current provision                                                             3,750               570
                                                                                            -----               ---
         Deferred tax provision
              Federal                                                                      31,140            90,690
              State                                                                         2,120             6,780
                                                                                           ------            ------
              Deferred tax provision                                                       33,260            97,470
                                                                                           ------            ------

         Total provision for income taxes                                           $      37,010    $       98,040
                                                                                          =======           =======
         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                          2002             2001

         Income tax expense at statutory federal income tax rate                    $      31,140    $       92,550
         State taxes net of federal benefit                                                   800             3,770
         Tax rate differences                                                               5,070             1,720
                                                                                           ------            ------
         Total provision for income taxes                                           $      37,010    $       98,040
                                                                                          =======           =======

                                  JETFLEET III
                          Notes to Financial Statements

4.       Income Taxes (continued)

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2002 are as follows:

 Deferred tax assets:
      Net operating loss                         $     165,940
      Maintenance deposits                             573,080
      Prepaid rent and other                            40,120
                                                     ---------
          Subtotal                                     779,140
          Valuation allowance                                -
                                                     ---------
          Net deferred tax assets                      779,140
 Deferred tax liability -
      Depreciation of aircraft                       (528,350)
                                                     ---------
                                                 $     250,790
                                                     =========

         The Company expects to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses of $623,990 may be carried forward for fifteen or twenty years, depending on when they were created, and begin to expire in 2012.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first six months of 2002 and 2001, the Company accrued a total of $97,730 and $97,730, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first six months of 2002 or 2001, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During the first six months of 2002 and 2001, remarketing fees of $0 and $14,330, respectively, were paid to JMC in connection with the sale of aircraft.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2002 or 2001.

6.       Subsequent Event

          During August 2002, the Company delivered S/N 640 to a regional carrier in the Maldives, for a term expiring in August 2005.

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

Revenue Recognition

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.

Depreciation Policies

The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. Depreciation is computed using the straight-line method over the aircraft's estimated economic life (generally assumed to be twelve years), to an estimated residual value based on appraisal.

Valuation of Aircraft

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

Results of Operations

The Company recorded net income of $54,560 and $174,180 or $0.07 and $0.21 per share for the six months ended June 30, 2002 and 2001, respectively. The Company recorded net income of $17,840 and $261,750 or $0.02 and $0.32 per share for the three months ended June 30, 2002 and 2001, respectively.

Rent income was approximately $76,000 and $36,000 higher in the six months and three months, respectively, ended June 30, 2002 than 2001, due to the acquisition of S/N 106 during the fourth quarter of 2001, the effect of which was only partially offset by the sale of an aircraft during January 2001 and the disposition of S/N 3656 during the second quarter of 2001. In early 2002, the Company disposed of one aircraft, which had been written down to its sales price during 2001, versus two dispositions in the first six months of 2001, both of which resulted in gains. Therefore, gain on sale of aircraft was approximately $346,000 and $312,000 lower in the six month and three month periods, respectively, of 2002 versus 2001. Interest income was lower in the six month and three month periods of 2002 by approximately $82,000 and $34,000, respectively, due to lower cash balances and lower prevailing interest rates.

Depreciation increased approximately $65,000 and $36,000 during the six month and three month periods, respectively, of 2002 due to the acquisition of S/N 106 during the fourth quarter of 2001, the effect of which was only partially offset by the asset dispositions noted above. Maintenance expense was approximately $243,000 lower in the six month period of 2002 than in 2001, primarily because of the purchase of a replacement engine for S/N 3656 in January 2001. The replacement was necessary because of hours flown by the previous lessee, which filed for reorganization and returned the aircraft during late 2000. Rather than overhaul the original engine, the Company determined that it was more cost-effective to purchase a replacement, which purchase was partially funded by maintenance reserves collected from the new lessee. Maintenance expense was approximately $21,000 higher in the three month period of 2002 compared to 2001 because the Company recorded a credit to maintenance expense during the three months ended June 30, 2001 as a result of the reversal of certain expenses accrued during the first quarter of 2001.

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

Although the Company's cash flow from operations was approximately the same in both years, this was a result of the net effect of changes in several asset and liability accounts, as well as decreased net income in 2002.

Specifically, the Company's cash flow from operations for the six months ended June 30, 2002 consisted of net income of $54,560 and adjustments consisting primarily of depreciation and amortization of $348,750 and $114,310, respectively, increases in cash classified as deposits, accounts receivable, security deposits and maintenance deposits of $377,650, $68,750, $52,480 and $280,280, respectively, and a decrease in accounts payable of $161,760.

Specifically, the Company's cash flow from operations for the six months ended June 30, 2001 consisted of net income of $174,180 and adjustments consisting primarily of depreciation, amortization and gain on sale of aircraft of $284,180, $114,310 and $346,700, respectively, and decreases in cash classified as deposits, deferred taxes and maintenance deposits of $131,020, $97,460 and $156,420, respectively.

Cash flow provided by investing activities was $1,042,060 lower in the six months ended June 30, 2002 versus the prior year because, although the Company sold an aircraft during each year, the Company also received sales and insurance proceeds associated with the disposition of a second aircraft during the second quarter of 2001. There were no cash flows from financing activities during 2002 or 2001 because the Offering terminated during June 1997.

Outlook

As discussed in "Capital Resources and Liquidity", the revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds). Currently, all but one of the Company's assets are on lease and generating revenue. The Company has agreed to the terms for the lease of the one aircraft which is off lease and expects to deliver the aircraft to the lessee during the third quarter of 2002. The Company believes it will continue to have sufficient cash flow to meet its interest obligations and make deposits into the sinking fund.

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

Thus, the failure of the industry to move out of its current down cycle before the Bond maturity date, or any further weakening of the air travel industry in the short term, could have a negative impact on the Company's ability to repay the Bonds at their maturity date. Since the holders of preferred stock are not entitled to any redemption or dividend payments until the Bonds are paid in full, the Company's ability to repay the Bonds directly determines whether the holders of Preferred Stock will receive any amounts with respect to the Preferred Stock.

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

Reliance on JMC. All management of the Company is performed by JMC pursuant to a management agreement between JMC and the Company. The Board of Directors does, however, have ultimate control and supervisory responsibility over all aspects of the Company and does owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of the Company are also officers or employees of JMC, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices. Although the Company has taken steps to prevent such conflicts, such conflicts of interest arising from such dual roles may still occur. JMC is also management company for two other aircraft portfolio owners, AeroCentury Corp. and AeroCentury IV, Inc. ("AeroCentury IV"). AeroCentury IV is in the liquidation or wrap-up phase. AeroCentury IV has been selling assets and recently defaulted on certain obligations to noteholders. The indenture trustee for AeroCentury IV's noteholders has foreclosed and will sell the remaining two assets.

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

                                  JETFLEET III


Date:    August 13, 2002     By:    /s/ Neal D. Crispin
                                    -------------------------------
                                    Neal D. Crispin

                             Title: President, Chief Financial Officer