Form 10QSB
period 2002-09-30
JETFLEET III
filed 2002-11-14
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                 to
                                           ---------------    -----------------

Commission File Number:  33-84336-LA


                                   JetFleet III
                  (Name of small business issuer in its charter)


              California                                 94-3208983
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

  1440 Chapin Avenue, Suite 310
      Burlingame, California                                         94010
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code:                  (650) 340-1880

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
Yes    X     No
     -----      -----


On November 14, 2002 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of November 14, 2002 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               -----   -----

                                                 JETFLEET III
                                                 Balance Sheet
                                              September 30, 2002
                                                   Unaudited

                                                    ASSETS

Current assets:
     Cash                                                                                    $   1,833,090
     Deposits                                                                                    2,176,850
     Accounts receivable                                                                           155,390
                                                                                              ------------
Total current assets                                                                             4,165,330

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,650,490                                              10,972,590
Debt issue costs, net of accumulated
     amortization of $1,413,780                                                                    247,670
Deferred taxes                                                                                     232,010
Prepaid expenses                                                                                     4,990
                                                                                              ------------

Total assets                                                                                 $  15,622,590
                                                                                              ============
                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $       8,940
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  89,250
     Security deposits                                                                             328,480
     Maintenance deposits                                                                        1,924,980
                                                                                              ------------
Total current liabilities                                                                        2,503,770

Medium-term secured bonds                                                                       11,076,350
                                                                                              ------------

Total liabilities                                                                               13,580,120
                                                                                              ------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                              (434,180)
                                                                                              ------------
Total shareholders' equity                                                                       2,042,470
                                                                                              ------------

Total liabilities and shareholders' equity                                                   $  15,622,590
                                                                                              ============

The accompanying notes are an integral part of these statements.

                                                     JETFLEET III
                                               Statements of Operations

                                           For the Nine Months Ended              For the Three Months Ended
                                                 September 30,                           September 30,

                                              2002            2001                   2002              2001
                                              ----            ----                   ----              ----
                                                    Unaudited                               Unaudited
Revenues:

     Rent income                        $   1,679,270     $   1,489,690         $     565,660    $     452,070
     Gain on sale of aircraft                       -           494,450                     -          147,750
     Other income                              41,140           153,940                18,010           49,000
                                        -------------     -------------         -------------    -------------
                                            1,720,410         2,138,080               583,670          648,820
                                        -------------     -------------         -------------    -------------

Expenses:

     Depreciation                             523,130           402,080               174,380          117,900
     Amortization                             171,470           171,470                57,160           57,160
     Interest                                 684,520           684,520               228,170          228,170
     Maintenance                                8,780           288,530                 6,980           43,660
     Professional fees and
        general and administrative             37,690            29,090                11,480            9,490
     Management fees                          146,600           146,600                48,860           48,860
                                        -------------     -------------         -------------    -------------
                                            1,572,190         1,722,290               527,030          505,240
                                        -------------     -------------         -------------    -------------
Income before taxes                           148,220           415,790                56,640          143,580

Tax provision                                  56,900           149,800                19,880           51,770
                                        -------------     -------------         -------------    -------------
Net income                              $      91,320     $     265,990         $      36,760    $      91,810
                                        =============     =============         =============    =============
Weighted average common
     shares outstanding                       815,200           815,200               815,200          815,200
                                        =============     =============         =============    =============
Basic income per common share           $        0.11     $        0.33         $        0.05    $        0.11
                                        =============     =============         =============    =============

The accompanying notes are an integral part of these statements.

                                                        JETFLEET III
                                                 Statements of Cash Flows

                                                                 For the Nine Months Ended September 30,
                                                                       2002                  2001
                                                                       ----                  ----
                                                                                Unaudited
Net cash provided by operating activities                         $      590,640        $     348,230
                                                                  --------------        -------------
Investing activity -
     Proceeds from sale of aircraft and aircraft engines                 197,000            1,386,810
                                                                  --------------        -------------
Net cash provided by investing activities                                197,000            1,386,810
                                                                  --------------        -------------

Net increase in cash                                                     787,640            1,735,040

Cash, beginning of period                                              1,045,450            2,788,090
                                                                  --------------        -------------

Cash, end of period                                               $    1,833,090        $   4,523,130
                                                                  ==============        =============


Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2002                  2001
                                                                       ----                  ----
     Interest (net of amount capitalized)                         $      684,520        $     684,520
     Income taxes                                                          4,430                  500

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

         Cash and Cash Equivalents/Deposits

     The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of September 30, 2002, the Company maintained $2,874,400 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

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

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

     The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). During March 2002, the Company sold its Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"). The Company did not acquire any assets during the first nine months of 2002 because, in accordance with the Trust Indenture, the Company's excess cash flow is being held for deposit to a sinking fund account.

     Since June 2001, S/N 13 has been on lease with the same Australian carrier under a series of short-term lease extensions through October 2002. The aircraft was returned to the Company in November 2002 and the Company is seeking re-lease or sale opportunities.

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

     S/N 24 which was subject to a lease expiring in October 2002, with a regional carrier in North America was re-delivered to the Company in November 2002 and the Company is currently seeking re-lease or sale opportunities for the aircraft.

     During March 2002, the Company sold S/N 674267, which had been written down to the net sales price during 2001.

     As of September 30, 2002, minimum future lease rent payments receivable under noncancelable leases were as follows:

         Year                          Amount

         2002                       $     693,750
         2003                             975,000
         2004                             730,000
                                    -------------
                                    $   2,398,750
                                    =============

                                  JETFLEET III
                          Notes to Financial Statements

3.       Medium-Term Secured Bonds

     The Company raised $13,031,000 through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium-term secured bond maturing on November 1, 2003. The Bonds bore interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2001. The rate will remain at 8.24% through October 31, 2003. The carrying amount of the Bonds approximates fair value.

     The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds). As of September 30, 2002, the Company had approximately $1,833,000 available for deposit to the sinking fund, interest payments on the Notes and operational expenses.

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                          2002             2001
                                                                                          ----             ----
         Current tax provision
              Federal                                                           $           -    $            -
              State                                                                     4,850             2,040
                                                                                -------------    --------------
              Current provision                                                         4,850             2,040
                                                                                -------------    --------------

         Deferred tax provision
              Federal                                                                  49,380           139,010
              State                                                                     2,670             8,760
                                                                                -------------    --------------
              Deferred tax provision                                                   52,050           147,770
                                                                                -------------    --------------

         Total provision for income taxes                                       $      56,900    $      149,810
                                                                                =============    ==============

     The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:


                                                                                      2002             2001
                                                                                      ----             ----
         Income tax expense at statutory federal income tax rate                $      50,390    $      141,370
         State taxes net of federal benefit                                               890             5,760
         Tax rate differences                                                           5,620             2,680
                                                                                -------------    --------------
         Total provision for income taxes                                       $      56,900    $      149,810
                                                                                =============    ==============

                                  JETFLEET III
                          Notes to Financial Statements

4.       Income Taxes (continued)

     Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of September 30, 2002 are as follows:

         Deferred tax assets:
              Net operating loss                             $     111,450
              Maintenance deposits                                 666,000
              Prepaid rent and other                                31,150
                                                             -------------
                  Subtotal                                         808,600
                  Valuation allowance                                    -
                                                             -------------
                  Net deferred tax assets                          808,600
         Deferred tax liability -
              Depreciation of aircraft                           (565,120)
              Other                                               (11,470)
                                                             -------------
                                                             $     232,010
                                                             =============

     The Company expects to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses of $319,780 may be carried forward for fifteen or twenty years, depending on when they were created, and begin to expire in 2012.

5.       Related Party Transactions

     The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first nine months of 2002 and 2001, the Company accrued a total of $146,600 and $146,600, respectively, in management fees.

     JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first nine months of 2002 or 2001, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During the first nine months of 2002 and 2001, remarketing fees of $0 and $16,580, respectively, were paid to JMC in connection with the sale of aircraft.

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

Results of Operations

The Company recorded net income of $91,320 and $265,990 or $0.11 and $0.33 per share for the nine months ended September 30, 2002 and 2001, respectively. The Company recorded net income of $36,760 and $91,810 or $0.05 and $0.11 per share for the three months ended September 30, 2002 and 2001, respectively.

Rent income was approximately $190,000 and $114,000 higher in the nine months and three months, respectively, ended September 30, 2002 than 2001, due to the acquisition of S/N 106 during the fourth quarter of 2001, the effect of which was only partially offset by the disposition of S/N 3656 during the second quarter of 2001. In early 2002, the Company disposed of one aircraft, which had been written down to its sales price during 2001, versus two dispositions in the first nine months of 2001, both of which resulted in gains. Therefore, gain on sale of aircraft was approximately $494,000 and $148,000 lower in the nine month and three month periods, respectively, of 2002 versus 2001. Other income was lower in the nine month and three month periods of 2002 by approximately $113,000 and $31,000, respectively, due to lower cash balances and lower prevailing interest rates.

Depreciation increased approximately $121,000 and $56,000 during the nine month and three month periods, respectively, of 2002 due to the acquisition of S/N 106 during the fourth quarter of 2001, the effect of which was only partially offset by the asset dispositions noted above. Maintenance expense was approximately $280,000 and $37,000 lower in the nine month and three month periods of 2002 than in 2001, respectively, primarily because of the purchase of a replacement engine for S/N 3656 in January 2001. The replacement was necessary because of hours flown by the previous lessee, which filed for reorganization and returned the aircraft during late 2000. Rather than overhaul the original engine, the Company determined that it was more cost-effective to purchase a replacement, which purchase was partially funded by maintenance reserves collected from the new lessee.

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

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and has been a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2001. The Company has determined that the rate will remain at 8.24% through October 31, 2003.

The Company's increase in cash flow from operations was due primarily to higher net income, excluding the gain on sale of aircraft, during 2002 versus 2001 and by the effect of the change in maintenance deposits from year to year. The effect of these changes was partially offset by the effect of the change in deposits, accounts receivable, and accounts payable.

Specifically, the Company's cash flow from operations for the nine months ended September 30, 2002 consisted of net income of $91,320 and adjustments consisting primarily of depreciation and amortization of $523,130 and $171,470, respectively, increases in cash classified as deposits, accounts receivable, other assets, maintenance deposits, and security deposits of $631,470, $56,820, $1,450, $1,924,970 and $328,480, respectively, and decreases in deferred taxes, accounts payable, and prepaid rent of $232,010, $8,940 and $89,250, respectively.

Specifically, the Company's cash flow from operations for the nine months ended September 30, 2001 consisted of net income of $265,990 and adjustments consisting primarily of depreciation, amortization and gain on sale of aircraft of $402,080, $171,470 and $494,450, respectively, an increase in other assets of $3,680, and decreases in cash classified as deposits, accounts receivable, accounts payable and maintenance deposits of $5,310, $112,630, $51,360 and $74,910, respectively.

Cash flow provided by investing activities was $1,189,810 lower in the nine months ended September 30, 2002 versus the prior year because, although the Company sold an aircraft during each year, the Company also received sales and insurance proceeds associated with the disposition of a second aircraft during the second and third quarters of 2001. There were no cash flows from financing activities during 2002 or 2001 because the Offering terminated during June 1997.

Outlook

As discussed in "Capital Resources and Liquidity", the revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds). As of September 30, 2002, the Company had approximately $1,833,000 available for deposit to the sinking fund, interest payments on the Notes and operational expenses. The Company believes it will continue to have sufficient cash flow to meet its interest obligations and operational expenses and make deposits into the sinking fund.

The Company's ability to repay the principal due under the Bonds at maturity on November 1, 2003 is dependent upon two factors. First, the Company must re-lease or sell its two aircraft which are currently off lease in order to permit significant contributions to the sinking fund. The Company must also have no unexpected expenses as a result of lessee defaults or early terminations. Second, but a more significant factor, is the amount of proceeds available from the ultimate sale or refinance of the Company's aircraft portfolio.

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

Factors that May Affect Future Results

Recovery of the Air Travel Industry. As discussed in the "Outlook" section above, the Company's ability to repay the Bonds at their maturity date will depend upon its ability to refinance the debt obligation or sell its aircraft at a price sufficient to retire the outstanding Bond principal. Since the maturity of the Bonds is less than two years from now, and the industry is currently on the downside of a business cycle, the speed of recovery of the industry will be an important factor in the Company's ability to repay the Bonds. First and foremost, a weak travel industry results in greater ownership risk because of lower demand for aircraft and because of lower valuations for aircraft assets. See "Ownership Risks," below. In addition, the weakness in the air travel industry may also make lease extensions and re-leases more difficult and also results in lower lease rental rates. See "Leasing Risks, " below. Significant off-lease periods for the Company's aircraft could result in lower rental revenue received by the Company, and that could affect its ability to repay interest, and eventually, the full principal indebtedness under the Bonds.

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

Ownership Risks. All of the Company's portfolio is leased under operating leases, where the terms of the leases are less than the entire anticipated life of the asset. As the Bond maturity date is less than two years from now, factors that could affect the short-to-medium term value of the aircraft have become increasingly important to the ability of the Company to repay the Bond indebtedness. As discussed above, industry conditions will be an important determining factor in the valuation of the aircraft and potential proceeds realizable from their sale at Bond maturity. In addition, the condition of the aircraft assets at the time of maturity will also have an effect on their value. Therefore, continued lessee compliance with maintenance obligations and with return conditions if an aircraft is returned (particularly with respect to those aircraft whose leases expire prior to the maturity date of the Bonds), will be a significant factor in what proceeds could be realized from the aircraft assets at the maturity date of the Bonds (either through sale or refinance). While the leases require lessees to be responsible for maintenance and return conditions, a lessee default in those obligations could result in a reduced value of the subject aircraft or an expenditure by the Company of funds to optimize the value of the aircraft. Finally, those aircraft with leases that expire in the coming months will need to be re-leased, and the lease rates obtained for the aircraft may affect aircraft values, if the aircraft is sold subject to the lease. If the leases are negotiated during this period of industry weakness, the lease rates are likely to be lower than they otherwise would be, and this may adversely affect the sale or refinance proceeds obtainable with respect to the aircraft at the maturity date of the Bonds.

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

Reliance on JMC. All management of the Company is performed by JMC pursuant to a management agreement between JMC and the Company. The Board of Directors does, however, have ultimate control and supervisory responsibility over all aspects of the Company and does owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of the Company are also officers or employees of JMC, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices. Although the Company has taken steps to prevent such conflicts, such conflicts of interest arising from such dual roles may still occur. JMC is also management company for two other aircraft portfolio owners, AeroCentury Corp. and AeroCentury IV, Inc. ("AeroCentury IV"). AeroCentury IV is in the liquidation or wrap-up phase. AeroCentury IV recently defaulted on certain obligations to noteholders. The indenture trustee for AeroCentury IV's noteholders has taken over management of the remaining two assets.

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

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

                Exhibit
                Number                               Description

                 99.1 Certification of Neal D. Crispin, President, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)     Reports on Form 8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JETFLEET III


Date:    November 14, 2002         By:    /s/ Neal D. Crispin
                                          -------------------------------
                                          Neal D. Crispin

                                   Title: President, Chief Financial Officer

                                  CERTIFICATION


I, Neal D. Crispin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of JetFleet III;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                    /s/ Neal D. Crispin
                                            ----------------------
                                            Neal D. Crispin
                                            President, Chief Financial Officer

                                                                 Exhibit 99.1
JETFLEET III

                    Certification of Chief Executive Officer
                  pursuant to 18 U.S.C. Section 1350 as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with this quarterly report of JetFleet III (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Neal D. Crispin, President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

              (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

              (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.



Date: November 14, 2002                /s/  Neal D. Crispin
                                            -----------------
                                            Neal D. Crispin
                                            President, Chief Financial Officer