Form 10KSB
period 2002-12-31
JETFLEET III
filed 2003-03-28
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

                                                                  OR

[   ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                   to
                                           ---------------      ---------------


                       Commission File Number: 33-84336-LA

                                  JetFleet III
                 (Name of small business issuer in its charter)

               California                              94-3208983
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

      1440 Chapin Avenue, Suite 310
         Burlingame, California                           94010
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:      (650) 340-1880

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

Revenues for the issuer's most recent fiscal year:  $2,238,360

On March 27, 2003 the aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 27, 2003 the Issuer had 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one):
      Yes               No       X
             -------          ------

Documents Incorporated by Reference:  None

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding the Company's lack of significant operating expenses in connection with assets that remain on lease; the adequacy of the Company's reserves to meet its immdediate cash requirements; the sufficiency of the Company's cash flow to meet interest obligations and fund sinking fund deposits; the Company's seeking refinancing of the Bonds using bank fiancing; the belief that refinancing its indetbted may offer the best option to repay bondholders; are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to unanticipated defaults or terminations by lessees, the availabilty of sufficient refinancing funds on terms and conditions acceptable to the Company; the depth and length of the current aircraft industry downturn, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

PART I

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

The Company received Securities and Exchange Commission ("SEC") clearance for the Offering on September 27, 1995. Between September 1995 and June 1997, the Company raised $13,031,000 in the Offering. The Bonds bore interest at 12.94% from issuance through October 31, 1998, and thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury Bill rate plus 200 basis points, but not less than 8.24%. The current interest rate payable on the Bonds is 8.24%. The Company may prepay all or a portion of the outstanding principal of the Bonds at any time beginning November 1, 1998. The Preferred Stock was issued for $10 per share and is entitled to receive 50% in the aggregate, of any remaining proceeds after (1) the Preferred Stock has been redeemed at $10 per share and (2) the Common Stock has been redeemed at $1 per share. A dividend can only be paid on the Common Stock if a dividend has also been paid on each share of Preferred Stock in any amount equal to ten times the per-share dividend paid on the Common Stock.

The proceeds of the Offering were used to purchase Income Producing Assets ("Income Producing Assets"). These assets consist of aircraft and aircraft engines subject to operating leases.

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

Aircraft and Aircraft Engines

At December 31, 2002, the Company owned a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). During March 2002, the Company sold its Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"). The Company did not acquire any assets during 2002 because, in accordance with the Trust Indenture, the Company's excess cash flow has been held for deposit to a sinking fund account.

From June 2001 through October 2002, S/N 13 was on lease with the same Australian carrier under a series of short-term lease extensions. The aircraft was returned to the Company in November 2002 and the Company is seeking re-lease or sale opportunities.

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

The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. However, since the Company has no employees and the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC, all office facilities are provided by JMC.

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

Number of Security Holders

Approximate number of holders of Series A
Units ("Unitholders") as of March 27, 2003:  700

Dividends

The Company has not declared a dividend on either the Preferred Stock or Common Stock since Inception. The Company is not permitted to pay any dividends on the Common Stock unless the shares of Preferred Stock also receive a per share dividend equal to ten times the per share dividend paid to the Common Stock. The Company intends to retain earnings, if any, to fund repayment of the bonds and other obligations. In accordance with the Indenture under which the Bonds were issued, dividends may not be paid until the Bonds are repaid in full.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Results of Operations

The Company recorded net income of $74,160 or $0.09 per share and net loss of ($5,440) or ($0.01) per share for the years ended December 31, 2002 and 2001, respectively.

Rent income was approximately $191,000 higher in 2002 than 2001, due to the acquisition of S/N 106 during the fourth quarter of 2001, the effect of which was only partially offset by the disposition of S/N 3656 during the second quarter of 2001. In 2002, the Company disposed of one aircraft engine, which had been written down to its sales price during 2001, versus two dispositions in 2001, both of which resulted in gains. Therefore, gain on sale of aircraft was approximately $494,000 lower in 2002 versus 2001. Other income was lower in 2002 by approximately $113,000 due to lower cash balances and lower prevailing interest rates.

Depreciation increased approximately $154,000 in 2002 due to the acquisition of S/N 106 during the fourth quarter of 2001, the effect of which was only partially offset by the asset dispositions noted above. The Company recorded a provision for impairment in value for one asset in 2001, versus no such provisions in 2002. Maintenance expense was approximately $313,000 lower in 2002 than in 2001, primarily because of the purchase of a replacement engine for an aircraft in January 2001. The replacement was necessary because of hours flown by the previous lessee, which filed for reorganization and returned the aircraft during late 2000. Rather than overhaul the original engine, the Company determined that it was more cost-effective to purchase a replacement, which purchase was partially funded by maintenance reserves collected from the new lessee. Professional fees and general and administrative expenses were approximately the same in both years.

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

The leases for the Company's aircraft expire at varying times through September 2005.

The Company's primary use of its operating cash flow is interest payments to its Unitholders. Prior to establishment of the sinking fund in November 2001, excess cash flows, after payment of interest and operating expenses, were aggregated and used for investment in additional Income Producing Assets. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company has not and does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets while they remain on lease. The Company currently has available adequate reserves to meet its immediate cash requirements.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and has been a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2002. The Company has determined that the rate will remain at 8.24% through October 31, 2003.

The Company's increase in cash flow from operations was due primarily to higher net income, excluding the gain on sale of aircraft and provision for impairment in value of aircraft, during 2002 versus 2001 and by the effect of the change in maintenance deposits from year to year. The effect of these changes was partially offset by the effect of the change in deposits and accounts payable.

Cash flow provided by investing activities was $2,673,710 higher in 2002 versus 2001 because, although the Company sold an aircraft during each year, the Company also purchased S/N 106 during 2001. There were no cash flows from financing activities during 2002 or 2001 because the Offering terminated during June 1997.

Outlook

As discussed in "Capital Resources and Liquidity", the revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds). As of December 31, 2002, the Company had approximately $2,066,000 available for deposit to the sinking fund, interest payments on the Notes and operational expenses. The Company believes it will continue to have sufficient cash flow to meet its interest obligations and operational expenses and make deposits into the sinking fund.

The Company's ability to repay the principal due under the Bonds at maturity on November 1, 2003 is dependent upon two factors. First, the Company must re-lease or sell its two aircraft which are currently off lease in order to permit significant contributions to the sinking fund and the Company must also have no unexpected expenses as a result of lessee defaults or early terminations. Second, but a more significant factor, is the amount of proceeds available from the ultimate sale or refinance of the Company's aircraft portfolio.

The aircraft industry is currently in the midst of a downturn due to the global economic situation exacerbated by the events of September 11, 2001 and impending hostilities in the Middle East. The downturn increases the chances of a lessee default or early terminations of leases. A lessee may experience less traffic and realize less revenue from operations, and may be forced to return excess leased aircraft, or in the worst case, may be driven out of business. The downturn also may make it more difficult for the Company to re-lease assets to existing lessees or find replacement lessees upon expiration of the current leases.

More importantly, the downturn has reduced demand for aircraft assets, with an attendant decrease in aircraft valuations. Depressed valuations, if still present at the time the Company begins disposition of its assets, may result in less proceeds (either through sale or refinance) to the Company than it had previously anticipated.

It is unclear how long it will take for the industry to recover. Because the time period until maturity of the Bonds is less than eight months from now, the speed of the recovery of the industry has great importance as a factor in the Company's ability to fully repay the Bond principal upon maturity.

As the maturity date of the Bonds nears, the Company may seek to refinance the Bonds using bank financing. The proceeds of such financing would be used to repay all or part of the outstanding indebtedness of the Bonds, depending on the appraised value of the aircraft and the amount of the financing that the Company is able to obtain. The Company believes that refinancing its current indebtedness may offer the best option because it would enable the Company to repay its Bondholders, while not being forced to sell the Company's assets during the current industry downturn.

Factors that May Affect Future Results

Recovery of the Air Travel Industry. As discussed in the "Outlook" section above, the Company's ability to repay the Bonds at their maturity date will depend upon its ability to refinance the debt obligation or sell its aircraft at a price sufficient to retire the outstanding Bond principal. Since the maturity of the Bonds is less than eight months from now, and the industry is currently on the downside of a business cycle, the speed of recovery of the industry will be an important factor in the Company's ability to repay the Bonds. First and foremost, a weak travel industry results in greater ownership risk because of lower demand for aircraft and because of lower valuations for aircraft assets. See "Ownership Risks," below. In addition, the weakness in the air travel industry may also make lease extensions and re-leases more difficult and also results in lower lease rental rates. See "Leasing Risks, " below. Significant off-lease periods for the Company's aircraft could result in lower rental revenue received by the Company, and that could affect its ability to repay interest, and eventually, the full principal indebtedness under the Bonds.

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

Ownership Risks. All of the Company's portfolio is leased under operating leases, where the terms of the leases are less than the entire anticipated life of the asset. As the Bond maturity date is less than eight months from now, factors that could affect the short-to-medium term value of the aircraft are crucial to the ability of the Company to repay the Bond indebtedness. As discussed above, industry conditions will be an important determining factor in the valuation of the aircraft and potential proceeds realizable from their sale at Bond maturity. In addition, the condition of the aircraft assets at the time of maturity will also have an effect on their value. Therefore, continued lessee compliance with maintenance obligations and with return conditions if an aircraft is returned (particularly with respect to those aircraft whose leases expire prior to the maturity date of the Bonds), will be a significant factor in what proceeds could be realized from the aircraft assets at the maturity date of the Bonds (either through sale or refinance). While the leases require lessees to be responsible for maintenance and return conditions, a lessee default in those obligations could result in a reduced value of the subject aircraft or an expenditure by the Company of funds to optimize the value of the aircraft.

Portfolio Management. As leases on the Company's aircraft expire in the coming months, the Company will need to make strategic decisions regarding the sale or re-lease of the aircraft. As to each aircraft, as a lease expires, the Company will need to decide whether to renew the lease with the current lessee (if requested by lessee), attempt to find a new lessee, and/or sell the aircraft. If the aircraft are re-leased in the coming months, this would contribute to the revenue deposited into the sinking fund for repayment of the Bonds. However, the re-lease of the aircraft could affect the value of the aircraft if the Company subsequently sold the aircraft subject to the lease. That impact will depend on the types of aircraft buyers in the market at the time the aircraft is sold. On the one hand, the lease could have a positive impact on the value of the aircraft (relative to the value of the aircraft unencumbered by a lease) by those buyers seeking a revenue bearing investment. On the other hand, buyers seeking to operate the aircraft would desire an aircraft that is available for use immediately and not subject to a current lease. A further factor that will be considered is the current industry state and the likelihood that a mid-to-long term lease entered into during this downturn will likely be at a lease rate that would turn into a below-market lease rate once the industry recovers.

The Company will need to take all of these factors, as well as the timing of the Bond repayment into consideration as it manages its portfolio during the coming months in its effort maximize its ability to repay the Bonds. A critical factor in making these decisions will be to locate refinancing debt, the proceeds of which will be used to pay off the Bondholder debt. In doing so, management of the Company will need to draw on its industry experience and make business judgments about the recovery from the downturn, future market needs and conditions, aircraft values, and the best timing for sale and/or re-lease of its portfolio. These factors, however, cannot be predicted with certainty.

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to repay the Bonds, particularly as the maturity date nears, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same time increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's turboprop aircraft.

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

Reliance on JMC. All management of the Company is performed by JMC pursuant to a management agreement between JMC and the Company. The Company's Board of Directors does, however, have ultimate control and supervisory responsibility over all aspects of the Company and does owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of the Company are also officers or employees of JMC, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices. Although the Company has taken steps to prevent such conflicts, such conflicts of interest arising from such dual roles may still occur. JMC is also management company for two other aircraft portfolio owners, AeroCentury Corp. and AeroCentury IV, Inc. ("AeroCentury IV") and conflicts may arise as a result of those roles. For instance, AeroCentury Corp. and the Company have common customers, and the management Company's decisions with respect to such shared customers may create a conflict when negotiating with the customer with respect to re-leasing of the respective aircraft owned by the Company and AeroCentury Corp. AeroCentury IV is in the liquidation or wrap-up phase. AeroCentury IV recently defaulted on certain obligations to noteholders. The indenture trustee for AeroCentury IV's noteholders has taken over management of the remaining two assets.

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

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1) Financial statements for JetFleet III:

              Report of Independent Auditors, Vocker Kristofferson and Co. Balance Sheet as of December 31, 2002
              Statements of Operations for the Years Ended December
              31, 2002 and 2001 Statements of Changes in
              Shareholders' Equity for the Years Ended
                 December 31, 2002 and 2001
              Statements of Cash Flows for the Years Ended December 31, 2002
                 and 2001
              Notes to Financial Statements

         (2) Schedules:

                           All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of JetFleet III


We have audited the accompanying balance sheet of JetFleet III, a California corporation, as of December 31, 2002 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetFleet III at December 31, 2002 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.



VOCKER KRISTOFFERSON AND CO.

/s/ Vocker Kristofferson and Co.

March 25, 2003
San Mateo, California

                                  JETFLEET III
                                  Balance Sheet
                                December 31, 2002

                                     ASSETS

Current assets:
     Cash                                                     $   2,065,830
     Deposits                                                     2,320,260
     Accounts receivable                                            129,270
                                                              -------------
Total current assets                                              4,515,360

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,824,860               10,798,210
Debt issue costs, net of accumulated
     amortization of $1,470,940                                     190,510
Deferred rent receivable                                             31,650
Deferred taxes                                                      242,300
Prepaid expenses                                                      3,610
                                                              -------------

Total assets                                                  $  15,781,640
                                                              =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $      24,510
     Interest payable                                               152,120
     Prepaid rents                                                   89,980
     Security deposits                                              272,480
     Maintenance deposits                                         2,140,890
     Medium-term secured bonds                                   11,076,350
                                                              -------------

Total liabilities                                                13,756,330
                                                              -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                       1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                         815,200
Accumulated deficit                                                (451,340)
                                                              -------------
Total shareholders' equity                                        2,025,310
                                                              -------------

Total liabilities and shareholders' equity                    $  15,781,640
                                                              =============

The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Operations


                                                                                      For the Year Ended
                                                                                         December 31,
                                                                                     2002              2001
                                                                                     ----              ----

Revenues:

     Rent income                                                                $   2,171,930    $   1,981,390
     Gain on sale of aircraft                                                               -          494,450
     Other income                                                                      66,430          179,560
                                                                                -------------    -------------

                                                                                    2,238,360        2,655,400
                                                                                -------------    -------------


Expenses:

     Depreciation                                                                     697,500          543,640
     Provision for impairment in value of aircraft                                          -          384,280
     Amortization                                                                     228,620          228,620
     Interest                                                                         912,690          912,690
     Maintenance                                                                       15,180          328,660
     Professional fees and general and administrative                                  66,800           64,770
     Management fees                                                                  195,470          195,470
                                                                                -------------    -------------

                                                                                    2,116,260        2,658,130

Income/(loss) before taxes                                                            122,100          (2,730)

Tax provision                                                                          47,940            2,710
                                                                                -------------    -------------

Net income/(loss)                                                               $      74,160    $     (5,440)
                                                                                =============    =============

Weighted average common
     shares outstanding                                                               815,200          815,200
                                                                                =============    =============

Basic income/(loss) per common share                                            $        0.09    $      (0.01)
                                                                                =============    =============

The accompanying notes are an integral part of these statements.


                                  JETFLEET III
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 2002 and 2001

                                                                                                 Total
                                           Preferred         Common          Accumulated     Shareholders'
                                             Stock            Stock            Deficit          Equity

Balance, December 31, 2000              $   1,661,450     $     815,200    $   (520,060)     $   1,956,590

Net loss for the period                             -                 -          (5,440)           (5,440)
                                        -------------     -------------    -------------     -------------

Balance, December 31, 2001                  1,661,450           815,200        (525,500)         1,951,150

Net income for the period                           -                 -           74,160            74,160
                                        -------------     -------------    -------------     -------------

Balance, December 31, 2002              $   1,661,450     $     815,200    $   (451,340)     $   2,025,310
                                        =============     =============    =============     =============

The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Cash Flow

                                                                   For the Years Ended December 31,
                                                                           2002                 2001
                                                                           ----                 ----
     Net income/(loss)                                            $       74,160        $     (5,440)
     Adjustments to reconcile net income/(loss) to net
       cash provided/(used) by operating activities:
         Depreciation                                                    697,500              543,640
         Provision for impairment                                              -              384,280
         Amortization                                                    228,620              228,620
         Gain on sale of aircraft                                              -            (494,450)
         Deferred taxes                                                   41,760                (830)
         Change in operating assets and liabilities:
           Deposits                                                    (774,880)            (208,310)
           Accounts receivable                                          (62,350)               33,010
           Prepaid taxes                                                       -               13,050
           Prepaid expenses                                                 (60)                (580)
           Accounts payable                                            (149,960)              139,710
           Payable to affiliate                                                -             (53,440)
           Prepaid rents                                                 (5,870)             (12,350)
           Security deposits                                             (3,520)              133,040
           Maintenance deposits                                          777,980               34,120
                                                                  --------------        -------------
     Net cash provided by operating activities                           823,380              734,070
                                                                  --------------        -------------

Investing activities:
     Purchase of interests in aircraft                                         -          (3,863,520)
     Proceeds from sale of aircraft                                      197,000            1,386,810
                                                                  --------------        -------------
Net cash provided/(used) by investing activities                         197,000          (2,476,710)
                                                                  --------------        -------------

Net increase/(decrease) in cash                                        1,020,380          (1,742,640)

Cash, beginning of period                                              1,045,450            2,788,090
                                                                  --------------        -------------

Cash, end of period                                                    2,065,830        $   1,045,450
                                                                  ==============        =============


Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2002                  2001
                                                                       ----                  ----
     Interest (net of amount capitalized)                         $      912,690        $     912,690
     Income taxes paid                                                     5,900                2,400
     Income taxes refunded                                               (8,280)                    -


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

         All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. JHC's wholly owned subsidiary, JetFleet Management Corp. ("JMC") has a management agreement with the Company. JMC also manages AeroCentury Corp., a Delaware corporation, and AeroCentury IV, Inc., a California corporation, which are affiliates of JHC and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of December 31, 2002, the Company maintained $2,883,230 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which includes acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         Impairment of Long-lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on third party valuations. In the event such valuations are less than the recorded value of the assets, the assets are written down to their estimated realizable value.

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

                                  JETFLEET III
                          Notes to Financial Statements

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). During March 2002, the Company sold its Pratt & Whitney JT8D-9A aircraft engine, serial number 674267 ("S/N 674267"). The Company did not acquire any assets during 2002 because, in accordance with the Trust Indenture, the Company's excess cash flow is being held for deposit to a sinking fund account.

         From June 2001 through October 2002, S/N 13 was on lease with the same Australian carrier under a series of short-term lease extensions. The aircraft was returned to the Company in November 2002 and is currently undergoing maintenance work. In 2002, the Company paid a deposit on the work; the balance of approximately $72,000 will be paid in 2003. The Company is seeking re-lease or sale opportunities for this aircraft.

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

         Detail of Investment

         The following schedule provides an analysis of the Company's investment in aircraft under operating leases and the related accumulated depreciation for the years ended December 31, 2001 and 2002:

                                                       Accumulated     Allowance for
                                        Cost          Depreciation      Impairment             Net

Balance, December 31, 2000          $  12,419,410    $ (2,176,220)     $   (593,720)    $   9,649,470

Additions                               3,863,530        (543,640)         (384,280)        2,935,610

Disposals                             (1,671,900)          452,410           327,120        (892,370)
                                    -------------    -------------     -------------    -------------

Balance, December 31, 2001             14,611,040      (2,267,450)         (650,880)       11,692,710

Additions                                       -        (697,500)                 -        (697,500)

Disposals                               (721,370)          140,090           384,280        (197,000)
                                    -------------    -------------     -------------    -------------

Balance, December 31, 2002          $  13,889,670    $ (2,824,860)     $   (266,600)    $  10,798,210
                                    =============    =============     =============    =============

                                  JETFLEET III
                          Notes to Financial Statements

3.       Operating Segments

         The Company operates in one business segment, aircraft leasing, and therefore does not present separate segment information for lines of business.

         Approximately 19% and 35% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2002 and 2001, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The table below sets forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:

                                        Operating Lease Revenue            Net Book Value of Operating Leased Assets
                                    For the Year Ended December 31,                      December 31,

         Country                         2002              2001                     2002              2001
         -------                         ----              ----                     ----              ----

         United States              $     402,360    $     697,970              $   2,151,000    $   2,889,640
         Australia                        486,670          663,000                  2,979,050        3,209,570
         United Kingdom                   300,000          308,950                    950,020        1,044,050
         Caribbean                        660,000           55,000                  3,507,600        3,709,820
         Other                            322,900          256,470                  1,210,540          839,630
                                    -------------    -------------              -------------    -------------
                                    $   2,171,930    $   1,981,390              $  10,798,210    $  11,692,710
                                    =============    =============              =============    =============

         For the year ended December 31, 2002, the Company had five significant customers, which accounted for 30%, 22%, 18%, 15% and 14%, respectively, of lease revenue. For the year ended December 31, 2001, the Company had four significant customers, which accounted for 33%, 23%, 15% and 13%, respectively, of lease revenue.

         As of December 31, 2002, minimum future lease rent payments receivable under noncancelable leases were as follows:

         Year                          Amount

         2003                       $   1,185,000
         2004                             940,000
         2005                             157,500
                                    -------------

                                    $   2,282,500
                                    =============
4.       Medium-Term Secured Bonds

         The Company raised $13,031,000 through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium-term secured bond maturing on November 1, 2003. The Bonds bore interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2002. The rate will remain at 8.24% through October 31, 2003. The carrying amount of the Bonds approximates fair value.

                                  JETFLEET III
                          Notes to Financial Statements

4.       Medium-Term Secured Bonds (continued)

         The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds). As of December 31, 2002, the Company had approximately $2,066,000 available for deposit to the sinking fund, interest payments on the Notes and operational expenses.

         As the maturity date of the Bonds nears, it is likely that the Company will seek to refinance the Bonds using bank financing. The proceeds of such financing would be used to repay all or part of the outstanding indebtedness of the Bonds, depending on the appraised value of the aircraft and the amount of the financing that the Company is able to obtain.

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                          2002             2001
                                                                                          ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                         6,180             3,540
                                                                                    -------------    --------------
              Current provision                                                             6,180             3,540
                                                                                    -------------    --------------

         Deferred tax provision/(benefit)
              Federal                                                                      39,410           (3,790)
              State                                                                         2,350             2,960
                                                                                    -------------    --------------
              Deferred tax provision/(benefit)                                             41,760             (830)
                                                                                    -------------    --------------

         Total provision for income taxes                                           $      47,940    $        2,710
                                                                                    =============    ==============

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                          2002             2001
                                                                                          ----             ----

         Income tax expense/(benefit) at statutory federal income tax rate          $      41,520    $        (930)
         State taxes net of federal benefit                                                   740                 -
         Tax rate differences                                                               5,680             3,640
                                                                                    -------------    --------------
         Total provision for income taxes                                           $      47,940    $        2,710
                                                                                    =============    ==============

                                  JETFLEET III
                          Notes to Financial Statements

5.       Income Taxes (continued)

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2002 are as follows:

         Deferred tax assets:
              Net operating loss                  $      86,780
              Maintenance deposits                      740,930
              Prepaid rent and other                     31,410
                                                  -------------
                  Subtotal                              859,120
                  Valuation allowance                         -
                                                  -------------
                  Net deferred tax assets               859,120
         Deferred tax liability -
              Depreciation of aircraft                (606,300)
              Other                                    (10,520)
                                                  -------------
                                                  $     242,300
                                                  =============

         The Company expects to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses of $319,780 may be carried forward for fifteen or twenty years, depending on when they were created, and begin to expire in 2012.

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2002 and 2001, the Company accrued a total of $195,470 and $195,470, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during 2002, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During 2001, the Company paid acquisition fees of $108,000. The Company paid remarketing fees of $3,000 and $16,580 to JMC in 2002 and 2001, respectively, in connection with the acquisition and sale of aircraft.

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

              Name                                        Position Held

Neal D. Crispin     President and Chairman of the Board of Directors of
                    the Company and Chief Financial Officer and Secretary of the Company

Edwin S. Nakamura   Director of the Company

Marc J. Anderson    Senior Vice President of the Company



Neal D. Crispin, age 57. Mr. Crispin is Chairman of the Board of Directors and President of the Company. He is also President and a Director of ACY, JHC, JMC and CMA Consolidated, Inc. ("CMA"). Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JHC, JMC and ACY. He received a Bachelors degree in Economics from the University of California at Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Edwin S. Nakamura, age 65, Director. Mr. Nakamura holds a B.S. in
Business from San Francisco State University. A certified public accountant, Mr. Nakamura has been the Chief Executive Officer and owner of U.S.A. Publishing, Inc. since 1981.

Marc J. Anderson, age 66. Mr. Anderson is the Company's Senior Vice President and is also Senior Vice President of JHC, JMC and ACY and a Director of ACY. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to 1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp., Director of Aircraft Sales for Fairchild SAAB Joint Venture, and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed by several airlines in various roles of increasing responsibility beginning in 1959.

Item 10. Executive Compensation.

The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 2002 and 2001.

Compensation

The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2002 and 2001, the Company accrued a total of $195,470 and $195,470, respectively, in management fees due JMC.

JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during 2002, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. During 2001, the Company paid acquisition fees of $108,000. The Company paid remarketing fees of $3,000 and $16,580 to JMC in 2002 and 2001, respectively, in connection with the acquisition and sale of aircraft.

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

JHC owns 100% of the issued and outstanding common stock of the Company. Mr. Crispin, President of JHC, and Toni M. Perazzo, Senior Vice President-Finance of JHC, collectively own the majority of the issued and outstanding common stock of JHC. Marc J. Anderson, Senior Vice President of JMC, owns approximately 1% of JHC's common stock.

Item 12. Certain Relationships and Related Transactions.

See Item 10, above.

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b) Reports on Form 8-K Filed in Last Quarter

                  None

Item 14. Controls and Procedures


Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Company's Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. The Company's CEO also serves as its CFO.


CEO Certifications. Appearing immediately following the Signatures section of this annual report there are two separate forms of "Certifications" of the CEO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the annual report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO, does not expect that its Disclosure Controls or its Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO evaluation of the Company's Disclosure Controls and the Company's Internal Controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this annual report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by other personnel in the Company's finance organization and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and the Company's Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, the Company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO require that the CEO disclose that information to the Audit Committee of the Company's Board and to the Company's independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with our on-going procedures.


In accordance with SEC requirements, the CEO notes that, since the date of the Controls Evaluation to the date of this annual report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, the Company's CEO has concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO, particularly during the period when periodic reports are being prepared, and that the Company's Internal Controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2003.

                               JETFLEET III


                               By:    /s/ Neal D. Crispin
                                   -------------------------------
                                   Neal D. Crispin
                                   Title:President, Chief Financial Officer

                                  CERTIFICATION


I, Neal D. Crispin, certify that:

1.   I have reviewed this annual report on Form 10-KSB of JetFleet III;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003                                /s/ Neal D. Crispin
                                               ---------------------------------
                                            Neal D. Crispin
                                            President, Chief Financial Officer

                                  Exhibit 99.1

                                  JETFLEET III

                    Certification of Chief Executive Officer
                  pursuant to 18 U.S.C. Section 1350 as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with this annual report of JetFleet III (the "Company") on Form 10-KSB for the period ended December 31, 2002 (the "Report"), I, Neal D. Crispin, President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

              (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

              (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.



Date: March 27, 2003                           /s/   Neal D. Crispin
                                            ---------------------------
                                            Neal D. Crispin
                                            President, Chief Financial Officer