Form 10QSB
period 2003-03-31
JETFLEET III
filed 2003-05-15
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

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

On May 15, 2003 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of May 15, 2003 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              -----   -----

                                  JETFLEET III
                                  Balance Sheet
                                 March 31, 2003
                                    Unaudited

                                     ASSETS

Current assets:
     Cash                                                         $   2,079,640
     Deposits                                                         2,576,520
     Accounts receivable                                                118,890
                                                                  -------------
Total current assets                                                  4,775,050

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $2,999,240                   10,623,840
Debt issue costs, net of accumulated
     amortization of $1,528,090                                         133,360
Deferred rent receivable                                                 24,790
Deferred taxes                                                          315,760
Prepaid expenses                                                          9,970
                                                                  -------------

Total assets                                                      $  15,882,770
                                                                  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $     128,380
     Interest payable                                                   152,120
     Prepaid rents                                                       35,000
     Security deposits                                                  272,480
     Maintenance deposits                                             2,344,980
     Medium-term secured bonds                                       11,076,350
                                                                  -------------

Total liabilities                                                    14,009,310
                                                                  -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                           1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                             815,200
Accumulated deficit                                                   (603,190)
                                                                  -------------
Total shareholders' equity                                            1,873,460
                                                                  -------------

Total liabilities and shareholders' equity                        $  15,882,770
                                                                  =============


The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Operations

                                                                             For the Three Months Ended March 31,
                                                                                     2003              2002
                                                                                     ----              ----
                                                                                           Unaudited
Revenues:

     Rent income                                                                $     340,990    $     571,110
     Other income                                                                       8,430            9,690
                                                                                -------------    -------------

                                                                                      349,420          580,800
                                                                                -------------    -------------


Expenses:

     Depreciation                                                                     174,380          174,380
     Amortization                                                                      57,150           57,150
     Interest                                                                         228,170          228,170
     Professional fees and general and administrative                                  70,080            9,050
     Management fees                                                                   48,870           48,870
                                                                                -------------    -------------

                                                                                      578,650          517,620
                                                                                -------------    -------------

(Loss)/income before taxes                                                          (229,230)           63,180

Tax (benefit)/provision                                                              (77,380)           26,470
                                                                                -------------    -------------

Net (loss)/income                                                               $   (151,850)    $      36,710
                                                                                =============    =============

Weighted average common shares outstanding                                            815,200          815,200
                                                                                =============    =============

Basic (loss)/income per common share                                            $      (0.19)    $        0.05
                                                                                =============    =============

The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Cash Flows

                                                                  For the Three Months Ended March 31,
                                                                       2003                  2002
                                                                       ----                  ----
                                                                                Unaudited

Net cash provided by operating activities                         $       13,810        $      38,540
                                                                  --------------        -------------

Investing activity -
     Proceeds from sale of aircraft and aircraft engines                       -              197,000
                                                                  --------------        -------------
Net cash provided by investing activities                                      -              197,000
                                                                  --------------        -------------

Net increase in cash                                                      13,810              235,540

Cash, beginning of period                                              2,065,830            1,045,450
                                                                  --------------        -------------

Cash, end of period                                               $    2,079,640        $   1,280,990
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2003                  2002
                                                                       ----                  ----
     Interest, net of amount capitalized                          $      228,170        $     228,170
     Income taxes                                                              -                1,480

The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

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

         Although the Company believes that it has included all adjustments necessary for a fair presentation of the interim periods presented and that the disclosures are adequate to make the information presented not misleading, the Company suggests that these financial statements be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of March 31, 2003, the Company maintained $4,391,660 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

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

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

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

         Maintenance Deposits

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The Company periodically reviews maintenance deposits for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown.

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). The Company did not acquire any assets during the first three months of 2003 because, in accordance with the Trust Indenture, the Company's excess cash flow is being held for deposit to a sinking fund account.

         From June 2001 through October 2002, S/N 13 was on lease with the same Australian carrier under a series of short-term lease extensions. The aircraft was returned to the Company in November 2002 and maintenance work was performed, financed by maintenance reserves previously collected from the lessee. As discussed in Note 6, the Company has signed a term sheet for the re-lease of this aircraft.

         S/N 106 is subject to a lease, expiring in November 2004, with a regional carrier in the Caribbean.

         S/N 640 and S/N 751 are leased to a regional carrier in the Maldives for terms expiring in August 2005 and October 2004, respectively.

         S/N 696 is leased to a regional carrier in the United Kingdom for a term expiring in April 2003. As discussed in Note 6, the Company and the lessee have agreed to a one-month extension of this lease and are currently discussing a long-term extension.

         S/N 24 was re-delivered to the Company in November 2002 after expiration of the lease. The Company has signed a term sheet for the re-lease of this aircraft. Delivery is expected to occur in the third quarter of 2003.

         As of March 31, 2003, minimum future lease rent payments receivable under noncancelable leases were as follows:

         Year                          Amount

         2003                       $     857,500
         2004                             940,000
         2005                             157,500
                                    -------------

                                    $   1,955,000

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

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

         The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds). As of March 31, 2003, the Company had approximately $2,080,000 available for deposit to the sinking fund, interest payments on the Notes and operational expenses.

         As the maturity date of the Bonds nears, it is likely that the Company will seek to refinance the Bonds using bank financing. The proceeds of such financing would be used to repay all or part of the outstanding indebtedness of the Bonds, depending on the appraised value of the aircraft and the amount of the financing that the Company is able to obtain.

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                 For the Three Months Ended March 31,
                                                                                          2003             2002
                                                                                          ----             ----

         Current tax (benefit)/provision
              Federal                                                               $           -    $            -
              State                                                                       (3,920)             2,280
                                                                                    -------------    --------------
              Current (benefit)/provision                                                 (3,920)             2,280
                                                                                    -------------    --------------

         Deferred tax (benefit)/provision
              Federal                                                                    (77,150)            22,630
              State                                                                         3,690             1,560
                                                                                    -------------    --------------
              Deferred tax (benefit)/provision                                           (73,460)            24,190
                                                                                    -------------    --------------

         Total (benefit)/provision for income taxes                                 $    (77,380)    $       26,470
                                                                                    =============    ==============

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                 For the Three Months Ended March 31,
                                                                                          2003             2002
                                                                                          ----             ----

         Income tax (benefit)/expense at statutory federal income tax rate          $    (77,940)    $       21,480
         State taxes net of federal benefit                                                 (240)               560
         Tax refunds                                                                      (4,720)                 -
         Tax rate differences                                                               5,520             4,430
                                                                                    -------------    --------------
         Total (benefit)/provision for income taxes                                 $    (77,380)    $       26,470
                                                                                    =============    ==============


                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

4.       Income Taxes (continued)

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2003 are as follows:

         Deferred tax assets:
              Net operating loss                              $     148,140
              Maintenance deposits                                  799,730
              Prepaid rent and other                                 12,210
                                                              -------------
                  Subtotal                                          960,080
                  Valuation allowance                                     -
                                                              -------------
                  Net deferred tax assets                           960,080
         Deferred tax liability -
              Depreciation of aircraft                            (634,900)
              Other                                                 (9,420)
                                                              -------------
                                                              $     315,760
                                                              =============

         The Company expects to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses of $433,000 may be carried forward for twenty years and begin to expire in 2021.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2003 and 2002, the Company accrued a total of $48,870 and $48,870, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first three months of 2003 or 2002, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. The Company paid remarketing fees of $3,000 to JMC in the first three months of 2002 in connection with the sale of an aircraft. No such fees were paid in 2003.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2003 or 2002.

6.       Subsequent Events

         In April 2003, the Company and the lessee of S/N 696 agreed to a one-month extension of the lease and are currently discussing a long-term extension.

         In May 2003, the Company signed a term sheet for the re-lease of S/N 13 for a term of six months, with an option to extend for an additional six months.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding delivery of S/N in the third quarter; the refinancing of the Bonds using bank financing; the generation of future taxable income sufficient to realize the benefits of the remaining deferred tax asset on the balance sheet; the sufficiency of the Company's cash flow to meet interest obligations and fund sinking fund deposits; and the belief that refinancing its indebtedness may offer the best option to repay bondholders; are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to unanticipated defaults or terminations by lessees, the availability of sufficient refinancing funds on terms and conditions acceptable to the Company; the depth and length of the current aircraft industry downturn, and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Critical Accounting Policies

In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified the most critical accounting policies upon which its financial status depends. It determined the critical policies by considering those that involve the most complex or subjective decisions or assessments. The Company identified these policies to be those related to lease rental revenue recognition, depreciation policies, valuation of aircraft and maintenance deposits.

Revenue Recognition

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.

Depreciation Policies

The Company's interests in aircraft are recorded at cost, which includes acquisition costs. Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

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

Maintenance Deposits

Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The Company periodically reviews maintenance deposits for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown.

Results of Operations

The Company recorded net loss of $151,850 or ($0.19) per share for the three months ended March 31, 2003 and net income of $36,710 or $0.05 per share for the three months ended March 31, 2002.

Rent income was approximately $230,000 lower in the three months ended March 31, 2003 versus the same period in 2002 primarily because of the loss of rent from aircraft which were returned to the Company in the fourth quarter of 2002 after lease expiration, the effect of which was only partially offset by the rent received in 2003 for an aircraft which had been off lease for part of the first quarter of 2002. Other income was approximately the same in both three month periods.

Depreciation, amortization, interest and management fees were the same in both years. Professional fees and general and administrative expenses were approximately $61,000 higher in the three months ended March 31, 2003 compared to the same period in 2002 as a result of additional insurance premium costs for coverage of aircraft which were on lease in 2002 (and therefore covered by lessee's insurance) but were off lease in 2003.

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

The Company's decrease in cash flow from operations was due primarily to a net loss in 2003 versus net income in 2002, and by the effect of the change in deposits. The effect of these changes was partially offset by the effect of the change in accounts receivable and accounts payable.

Cash flow provided by investing activities was lower in 2003 versus 2002 because the Company sold no aircraft in 2003 versus one such sale in 2002. There were no cash flows from financing activities during 2003 or 2002 because the Offering terminated during June 1997.

Outlook

The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity (or such earlier time if the Company decides to make prepayments on the principal of the Bonds). As of March 31, 2003, the Company had approximately $2,080,000 available for deposit to the sinking fund, interest payments on the Notes and operational expenses. The Company believes it will continue to have sufficient cash flow to meet its interest obligations and operational expenses and make deposits into the sinking fund.

The Company's ability to repay the principal due under the Bonds at maturity on November 1, 2003 is dependent upon two factors. First, the Company must deliver the two aircraft for which it has signed re-lease term sheets and the Company must also have no unexpected expenses as a result of lessee defaults or early terminations. Second, but a more significant factor, is the amount of proceeds available from the ultimate sale or refinance of the Company's aircraft portfolio.

The aircraft industry is currently in the midst of a downturn due to the global economic situation exacerbated by the events of September 11, 2001 and increased geopolitical tensions. More recently, fears surrounding Severe Acute Respiratory Syndrome ("SARS") have caused a reduction in airline passenger loads, particularly in markets where the outbreak is concentrated. As a result, there has been a severe reduction in air travel and less demand for aircraft capacity by the major air carriers. The duration of the downturn is uncertain. The downturn increases the chances of a lessee default or early terminations of leases. A lessee may experience less traffic and realize less revenue from operations, and may be forced to return excess leased aircraft, or in the worst case, may be driven out of business. The downturn also may make it more difficult for the Company to re-lease assets to existing lessees or find replacement lessees upon expiration of the current leases.

More importantly, the downturn has reduced demand for aircraft assets, with an attendant decrease in aircraft valuations. Depressed valuations, if still present at the time the Company begins disposition of its assets, may result in less proceeds (either through sale or refinance) to the Company than it had previously anticipated.

It is unclear how long it will take for the industry to recover. Because the time period until maturity of the Bonds is less than six months from now, the speed of the recovery of the industry has great importance as a factor in the Company's ability to fully repay the Bond principal upon maturity.

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

Factors that May Affect Future Results

Recovery of the Air Travel Industry. As discussed in the "Outlook" section above, the Company's ability to repay the Bonds at their maturity date will depend upon its ability to refinance the debt obligation or sell its aircraft at a price sufficient to retire the outstanding Bond principal. Since the maturity of the Bonds is less than six months from now, and the industry is currently on the downside of a business cycle, the speed of recovery of the industry will be an important factor in the Company's ability to repay the Bonds. First and foremost, a weak travel industry results in greater ownership risk because of lower demand for aircraft and because of lower valuations for aircraft assets. See "Ownership Risks," below. In addition, the weakness in the air travel industry may also make lease extensions and re-leases more difficult and also results in lower lease rental rates. See "Leasing Risks, " below. Significant off-lease periods for the Company's aircraft could result in lower rental revenue received by the Company, and that could affect its ability to repay interest, and eventually, the full principal indebtedness under the Bonds.

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

Ownership Risks. Two of the Company's aircraft are leased under operating leases, where the terms of the leases are less than the entire anticipated life of the asset. As the Bond maturity date is less than six months from now, factors that could affect the short-to-medium term value of the aircraft are crucial to the ability of the Company to repay the Bond indebtedness. As discussed above, industry conditions will be an important determining factor in the valuation of the aircraft and potential proceeds realizable from their sale at Bond maturity. In addition, the condition of the aircraft assets at the time of maturity will also have an effect on their value. Therefore, continued lessee compliance with maintenance obligations and with return conditions if an aircraft is returned (particularly with respect to those aircraft whose leases expire prior to the maturity date of the Bonds), will be a significant factor in what proceeds could be realized from the aircraft assets at the maturity date of the Bonds (either through sale or refinance). While the leases require lessees to be responsible for maintenance and return conditions, a lessee default in those obligations could result in a reduced value of the subject aircraft or an expenditure by the Company of funds to optimize the value of the aircraft.

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

Reliance on JMC. All management of the Company is performed by JMC pursuant to a management agreement between JMC and the Company. The Company's Board of Directors does, however, have ultimate control and supervisory responsibility over all aspects of the Company and does owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of the Company are also officers or employees of JMC, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices. Although the Company has taken steps to prevent such conflicts, such conflicts of interest arising from such dual roles may still occur. JMC is also management company for two other aircraft portfolio owners, AeroCentury Corp. and AeroCentury IV, Inc. ("AeroCentury IV") and conflicts may arise as a result of those roles. For instance, AeroCentury Corp. and the Company have common customers, and the management Company's decisions with respect to such shared customers may create a conflict when negotiating with the customer with respect to re-leasing of the respective aircraft owned by the Company and AeroCentury Corp. AeroCentury IV is in the liquidation or wrap-up phase. In the first quarter of 2002, AeroCentury IV defaulted on certain obligations to noteholders. The indenture trustee for AeroCentury IV's noteholders has foreclosed and has taken over management of the remaining two assets.

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

Item 3. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this quarterly report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Company's Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this annual report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the annual report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company's Disclosure Controls and the Company's Internal Controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this annual report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by other personnel in the Company's finance organization and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and the Company's Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, the Company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to the Audit Committee of the Company's Board and to the Company's independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company's Internal Controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         Exhibit
         Number                               Description

         99.1* Certification of Neal D. Crispin, President, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* This certificate is furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.



 (b)     Reports on Form 8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JETFLEET III


Date:    May 15, 2003                By:    /s/ Neal D. Crispin
                                            -------------------------------
                                            Neal D. Crispin

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

Date:  May 15, 2003                                /s/ Neal D. Crispin
                                               ---------------------------------
                                            Neal D. Crispin
                                            President, Chief Financial Officer