Form 10QSB
period 2003-06-30
JETFLEET III
filed 2003-08-14
CIK 930832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:  33-84336-LA


                                  JetFleet III
              (Exact name of small business issuer in its charter)


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


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


On August 14, 2003 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of August 14, 2003 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               -----    -----

                                  JETFLEET III
                                  Balance Sheet
                                  June 30, 2003
                                    Unaudited

                                     ASSETS

Current assets:
     Cash                                                         $   2,201,660
     Deposits                                                         2,862,060
     Accounts receivable                                                112,940
                                                                  -------------
Total current assets                                                  5,176,660

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $3,173,620                   10,473,140
Debt issue costs, net of accumulated
     amortization of $1,585,250                                          76,210
Deferred rent receivable                                                 17,940
Deferred taxes                                                          395,240
Prepaid expenses                                                          8,470
                                                                  -------------

Total assets                                                      $  16,147,660
                                                                  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $      81,990
     Interest payable                                                   152,120
     Prepaid rents                                                      171,280
     Security deposits                                                  369,980
     Maintenance deposits                                             2,576,150
     Medium-term secured bonds                                       11,076,350
                                                                  -------------

Total liabilities                                                    14,427,870
                                                                  -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                           1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                             815,200
Accumulated deficit                                                   (756,860)
                                                                  -------------
Total shareholders' equity                                            1,719,790
                                                                  -------------

Total liabilities and shareholders' equity                        $  16,147,660
                                                                  =============

The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Operations



                                       For the Six Months Ended June 30,      For the Three Months Ended June 30,
                                              2003            2002                   2003              2002
                                              ----            ----                   ----              ----
                                                    Unaudited                               Unaudited


Revenues:

     Rent income                        $     706,970     $   1,113,610         $     365,990    $     542,500
     Other income                              17,860            23,120                 9,430           13,440
                                        -------------     -------------         -------------    -------------

                                              724,830         1,136,730               375,420          555,940
                                        -------------     -------------         -------------    -------------


Expenses:

     Depreciation                             348,750           348,750               174,380          174,380
     Amortization                             114,310           114,310                57,150           57,150
     Interest                                 456,350           456,350               228,170          228,170
     Maintenance                               50,010             1,800                49,250            1,800
     Insurance                                104,880            11,250                44,820           10,170
     Professional fees and
        general and administrative             15,190            14,970                 5,930            7,010
     Management fees                           97,730            97,730                48,870           48,870
                                        -------------     -------------         -------------    -------------

                                            1,187,220         1,045,160               608,570          527,550
                                        -------------     -------------         -------------    -------------

(Loss)/income before taxes                  (462,390)            91,570             (233,150)           28,390

Tax (benefit)/provision                     (156,870)            37,010              (79,480)           10,550
                                        -------------     -------------         -------------    -------------

Net (loss)/income                       $   (305,520)     $      54,560         $   (153,670)    $      17,840
                                        =============     =============         =============    =============
Weighted average common
   shares outstanding                         815,200           815,200               815,200          815,200
                                        =============     =============         =============    =============

Basic (loss)/income per common share    $      (0.37)     $        0.07         $      (0.19)    $        0.02
                                        =============     =============         =============    =============

The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Cash Flows


                                                                    For the Six Months Ended June 30,
                                                                       2003                  2002
                                                                       ----                  ----
                                                                                Unaudited



Net cash provided by operating activities                         $      159,510        $     291,110
                                                                  --------------        -------------

Investing activities:
     Purchase of interests in aircraft                                  (23,680)                    -
     Proceeds from sale of aircraft and aircraft engines                       -              197,000
                                                                  --------------        -------------
Net cash (used)/provided by investing activities                        (23,680)              197,000
                                                                  --------------        -------------

Net increase in cash                                                     135,830              488,110

Cash, beginning of period                                              2,065,830            1,045,450
                                                                  --------------        -------------

Cash, end of period                                               $    2,201,660        $   1,533,560
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2003                  2002
                                                                       ----                  ----
     Interest, net of amount capitalized                          $      456,350        $     456,350
     Income taxes                                                              -                2,950


The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

1.       Summary of Significant Accounting Policies

         Basis of Presentation

         JetFleet III (the "Company") was incorporated in the state of California in August 1994 ("Inception"). The Company was formed solely for the purpose of acquiring Income Producing Assets. The Company offered up to $20,000,000 in $1,000 Series A Units (the "Offering") consisting of $850 of bonds maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock") pursuant to a prospectus dated September 27, 1995 (the "Prospectus"). In accordance with the trust indenture governing the Bonds, the maturity date of the Bonds may be extended by up to six months at the Company's sole discretion. In August 2003, the Company sent a notice to the indenture trustee extending the maturity date of the Bonds to April 30, 2004.

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of June 30, 2003, the Company maintained $4,401,050 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

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

         The most significant estimates with regards to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the estimated amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any, and accrued maintenance costs in excess of amounts received from lessees.

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

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

1.       Summary of Significant Accounting Policies (continued)

         Recent Accounting Pronouncements

         In January 2003, the FASB issued interpretation FIN No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. At June 30, 2003, the Company is a beneficiary of the services of one of its affiliates, the details of which are disclosed in Note 5. The Company is currently evaluating the classification of this entity under FIN
No. 46.

2.       Aircraft and Aircraft Engines Under Operating Leases

         Aircraft and Aircraft Engines

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). The Company did not acquire any assets during the first six months of 2003 because, in accordance with the trust indenture, the Company's excess cash flow is being held for deposit to a sinking fund account.

         In June 2003, S/N 13 was re-leased to a new customer, a U.S. company which is using the aircraft in Asia, under a six month lease, with an option to extend for an additional six months.

         S/N 106 is subject to a lease, expiring in November 2004, with a Caribbean regional carrier.

         S/N 640 and S/N 751 are leased to a regional carrier in the Maldives for terms expiring in August 2005 and October 2004, respectively.

         In May 2003, the lease for S/N 696 was extended by the carrier in the United Kingdom through April 2004.

         S/N 24 was re-delivered to the Company in November 2002 after expiration of the lease. The Company has signed a term sheet for the re-lease of this aircraft to a Puerto Rican carrier. Delivery is expected to occur in the third quarter of 2003.

         As of June 30, 2003, minimum future lease rent payments receivable under noncancelable leases were as follows:

         Year                          Amount
         ----                          ------

         2003                       $     883,750
         2004                           1,015,000
         2005                             157,500
                                    -------------

                                    $   2,056,250
                                    =============

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

         The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity. As of June 30, 2003, the Company had approximately $2,202,000 available for deposit to the sinking fund, interest payments on the Notes and operational expenses.

         As provided for in the trust indenture, the Company has elected to extend the maturity date of the Bonds to April 30, 2004. As the maturity date of the Bonds nears, it is likely that the Company will seek to refinance the Bonds using bank financing. The proceeds of such financing would be used to repay all or part of the outstanding indebtedness of the Bonds, depending on the appraised value of the aircraft and the amount of the financing that the Company is able to obtain.

4.       Income Taxes

         The items comprising income tax expense are as follows:


                                                                                   For the Six Months Ended June 30,
                                                                                          2003             2002
                                                                                          ----             ----


         Current tax (benefit)/provision
              Federal                                                               $           -    $            -
              State                                                                       (3,920)             3,750
                                                                                    -------------    --------------
              Current (benefit)/provision                                                 (3,920)             3,750
                                                                                    -------------    --------------

         Deferred tax (benefit)/provision
              Federal                                                                   (156,430)            31,140
              State                                                                         3,480             2,120
                                                                                    -------------    --------------
              Deferred tax (benefit)/provision                                          (152,950)            33,260
                                                                                    -------------    --------------

         Total (benefit)/provision for income taxes                                 $   (156,870)    $       37,010
                                                                                    =============    ==============

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                   For the Six Months Ended June 30,
                                                                                          2003             2002
                                                                                          ----             ----

         Income tax (benefit)/expense at statutory federal income tax rate          $   (157,210)    $       31,140
         State tax (benefit)/expense net of federal benefit                                 (370)               800
         Tax refunds                                                                      (4,720)                 -
         Tax rate differences                                                               5,430             5,070
                                                                                    -------------    --------------
         Total (benefit)/provision for income taxes                                 $   (156,870)    $       37,010
                                                                                    =============    ==============


                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

4.       Income Taxes (continued)

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2003 are as follows:

         Deferred tax assets:
              Net operating loss                            $     139,150
              Maintenance deposits                                877,980
              Prepaid rent and other                               65,100
                                                            -------------
                  Subtotal                                      1,082,230
                  Valuation allowance                                   -
                                                            -------------
                  Net deferred tax assets                       1,082,230
         Deferred tax liability -
              Depreciation of aircraft                          (678,510)
              Other                                               (8,480)
                                                            -------------
                                                            $     395,240
                                                            =============

         The Company expects to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. The Company's net operating losses of $406,200 may be carried forward for twenty years and begin to expire in 2021.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first six months of 2003 and 2002, the Company accrued a total of $97,730 and $97,730, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first six months of 2003 or 2002, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. The Company paid remarketing fees of $3,000 to JMC in the first six months of 2002 in connection with the sale of an aircraft. No such fees were paid in 2003.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2003 or 2002.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding delivery of S/N 24 in the third quarter of 2003; the refinancing of the Bonds using bank financing; the generation of future taxable income sufficient to realize the benefits of the remaining deferred tax asset on the balance sheet; the incurrence of significant operating expenses in connection with its ownership of Income Producing Assets on lease; the sufficiency of reserves to meet immediate cash requirements; the Company's belief that a sale of assets at this time would not yield maximum value for the portfolio; the belief that the Company will be able to obtain sufficient financing to repay the Bondholder indebtedness; the anticipation of a recovery in aircraft prices creating additional value for the Company's shareholders; the belief that the current market value of the aircraft are at a level that will enable it to refinance the entire Bond indebtedness; are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to availability of refinancing debt on terms acceptable to the Company, market conditions in the air travel industry and demand for turboprop aircraft; lack of unanticipated defaults or terminations by lessees; the depth and length of the current aircraft industry downturn, and future trends and results that cannot be predicted with certainty. There can be no assurance that the Company will actually obtain refinancing debt sufficient to enable full repayment of the Bonds by their maturity date. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

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

Results of Operations

The Company recorded net loss of ($305,520) or ($0.37) per share for the six months ended June 30, 2003 versus net income of $54,560 or $0.07 per share for the same period in 2002. The Company recorded net loss of ($153,670) or ($0.19) per share for the three months ended June 30, 2003 versus net income of $17,840 or $0.02 per share for the same period in 2002.

Rent income was approximately $407,000 and $177,000 lower in the six months and three months, respectively, ended June 30, 2003 than 2002, primarily because of the loss of rent from aircraft which were returned to the Company in the fourth quarter of 2002 after lease expiration, the effect of which was partially offset by the rent received in 2003 for an aircraft which had been off lease for part of 2002. Other income was lower in the six month and three month periods of 2002 by approximately $5,000 and $4,000, respectively, due to lower cash balances and lower prevailing interest rates.

Depreciation, amortization, interest and management fees were the same in both years. Maintenance expense was approximately $48,000 and $47,000 higher in the six months and three months ended June 30, 2003, respectively, versus the same periods in 2002 primarily as a result of work performed on an aircraft to prepare it for delivery to a new customer. Insurance expense was approximately $94,000 and $35,000 higher in the six months and three months ended June 30, 2003, respectively, versus the same periods in 2002 as a result of higher insurance premium costs for coverage of aircraft which were on lease in 2002 (and therefore covered by lessee's insurance) but were off lease in 2003. Professional fees and general and administrative expenses were approximately the same the six month and three month periods of both years.

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

The Company's decrease in cash flow from operations was due primarily to a net loss in 2003 versus net income in 2002, and by the effect of the change in deposits and deferred taxes. The effect of these changes was partially offset by the effect of the change in accounts receivable, accounts payable and maintenance deposits.

Cash flow provided by investing activities was lower in 2003 versus 2002 because the Company sold no aircraft in 2003 versus one such sale in 2002 and because, in 2003, the Company made equipment purchases of $23,680 for equipment added to aircraft already owned. There were no cash flows from financing activities during 2003 or 2002 because the Offering terminated during June 1997.

Outlook

The Company has made the strategic decision not to sell assets at this time as a means of funding repayment of the Bonds because it believes that such a sale of the assets would not yield maximum value for the portfolio due to depressed prices for aircraft in the current industry downturn.

As provided for in the trust indenture, the Company has elected to extend the maturity date of the Bonds to April 30, 2004. In the coming months prior to the extended maturity date, the Company will be focusing on obtaining bank financing secured by the Company's portfolio, the entire proceeds of which, together with cash from the sinking fund, will be used to repay the Bondholder indebtedness. The Company believes that based on the current value of the aircraft portfolio and loan-to-value ratios on loans negotiated by the management company for other aircraft portfolios, the Company will be able to obtain sufficient financing to repay the Bondholder indebtedness.

A critical financing prerequisite will be the on-lease status of the Company's aircraft because, if an asset is not on lease, the aircraft may not be accepted by the lender as collateral for financing. Therefore, the Company will also focus in the coming months on maintaining the Company's assets on lease. The Company currently has one aircraft off lease for which it has a signed term sheet from a lessee for a proposed lease commencing in late September 2003. If, however, the Company has an off-lease asset at the time of the refinancing transaction, the Company may nonetheless need to sell that asset in order to obtain cash needed to timely meet its Bondholder repayment obligations.

Even if the bank financing is obtained and the proceeds along with available cash are sufficient to repay the Bonds, the Company anticipates that any refinancing it obtains will be of one year or less, and the Company will need to consider, in the coming year, alternative means to monetize the value of the portfolio and/or provide liquidity for the preferred and common shareholders. Such options may include permanent debt financing, sale of the aircraft portfolio, an orderly sale of individual aircraft over time, or a sale or merger of the Company. The Company anticipates that as the market recovers, aircraft prices will recover to a level more accurately reflecting the true worth of the Company's aircraft portfolio, thereby creating additional value for the Company's preferred and common shareholders.

Factors that May Affect Future Results

Further Deterioration of the Air Travel Industry. The Company's ability to repay the Bonds at their maturity date will depend upon its ability to refinance the debt obligation and sell any off-lease aircraft at a price sufficient to retire the outstanding Bond principal. The industry is currently on the downside of a business cycle, and it does not appear that the industry will recover significantly prior to maturity of the Bonds. The Company believes that the current market value of its aircraft portfolio is at or near a value that will nonetheless enable it to refinance the entire Bond indebtedness. If, however, the industry weakens further, and there is lower demand for aircraft and lower valuations for aircraft assets, the aggregate market value of the collateral to be leveraged in the refinancing will decrease and may fall below the level necessary to enable the Company to fully repay its Bond indebtedness. Even if values are not significantly affected, a weakening of the aircraft industry may result in the Company being unable to keep all of its aircraft on lease due to lack of renewals, early returns or defaults by existing lessees. Since aircraft off lease at the time of a refinancing transaction are unlikely to be included in the collateral pool for any refinancing debt, the off-lease status of an asset reduces the loan proceeds obtainable by the Company from any refinancing. See "Leasing Risks," below

Availability of Debt Financing. The Company's plan for repayment of the Bond indebtedness hinges on its ability to find debt financing collateralized by the Company's aircraft portfolio, in an amount that when combined with available cash is sufficient to repay the Bondholder indebtedness. While the Company's management company has obtained similar suitable financing for similar aircraft portfolios owned by other companies, there is no assurance that such financing will continue to be available, and even if available, on terms that would enable the Company to fund full repayment of the Bondholder indebtedness. If refinancing debt cannot be obtained, the Company may be forced to liquidate the Company's portfolio quickly in order to promptly repay the Bondholder indebtedness. The proceeds of such an expedited sale may not be sufficient to fully repay the entire Bondholder indebtedness.

Unexpected Expenses. The Company anticipates that nearly all of the available cash it currently holds will be combined with refinancing proceeds to repay the Bondholder indebtedness. Unanticipated events such as changes in governmental regulations or casualties could create obligations for the Company as lessor or owner of the aircraft and require the Company to immediately use funds in order to comply with such obligations. If there is an unanticipated expense with respect to the Company's operations or any of its aircraft that is not covered by the lessee under its lease or by appropriate insurance, the Company may be required to use cash reserves in order to comply with its lease or other contractual obligations to lessees or other obligations. Any significant unexpected expense may result in a shortfall in the Company's funds needed to fully repay the Bondholder indebtedness at maturity. See, also "Casualties; Insurance Coverage," below.

Ownership Risks As the Bond maturity date is approximately nine months from today, factors that could affect the short-to-medium term value of the aircraft are crucial to the ability of the Company to repay the Bond indebtedness. As discussed above, industry conditions will be an important determining factor in the valuation of the aircraft and potential proceeds realizable from their sale or leveraging at Bond maturity. In addition, the condition of the aircraft assets at the time of maturity will also have an effect on their value. Therefore, continued lessee compliance with maintenance obligations and with return conditions if an aircraft is returned, will be a significant factor in what proceeds could be realized from the aircraft assets at the maturity date of the Bonds (either through sale or refinance).

Risks Related to Regional Air Carriers. Because the Company's leases are all with regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carriers. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

Lease Defaults. As discussed above, the on-lease status of the Company's portfolio will be a critical factor in the Company's ability to repay the Bondholder indebtedness at the maturity date. If any of the lessee's of the Company's aircraft default on their lease obligations prior to the Company's closing of the refinancing transaction, this could have a significant adverse impact on the refinancing proceeds obtainable by the Company. Thus, the continued performance of lessees under their leases in the months prior to the maturity date will be a critical condition to the success of the Company's plan for repayment of the Bondholder indebtedness.

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

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to the Company's success, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same time increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's turboprop aircraft.

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

Item 3. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal control over financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Report the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Attached as exhibits to this report are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of the report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company's Disclosure Controls and the Company's Internal Controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by other personnel in the Company's finance organization and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and the Company's Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, the Company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to the Audit Committee of the Company's Board and to the Company's independent auditors and to report on related matters in this section of the Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

In accordance with SEC requirements, the CEO and CFO note that, there has been no significant change in Internal Controls that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our Internal Controls.

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

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    Exhibit
    Number                                       Description

     31.1 Certification of Neal D. Crispin, President, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1* Certification of Neal D. Crispin, President, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* This certificate is furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.



 (b) Reports on Form 8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JETFLEET III


Date:    August 14, 2003            By:    /s/ Neal D. Crispin
                                           -------------------------------
                                           Neal D. Crispin

                                    Title: President, Chief Financial Officer