Form 10QSB
period 2003-09-30
JETFLEET III
filed 2003-11-14
CIK 930832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

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


On November 14, 2003 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.


As of November 14, 2003 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               -----    -----

                                  JETFLEET III
                                  Balance Sheet
                               September 30, 2003
                                    Unaudited

                                     ASSETS

Current assets:
     Cash                                                          $   2,193,930
     Deposits                                                          3,018,090
     Accounts receivable                                                 110,940
                                                                   -------------
Total current assets                                                   5,322,960

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $498,130                       4,792,430
Debt issue costs, net of accumulated
     amortization of $1,642,400                                           19,050
Deferred rent receivable                                                  11,090
Prepaid expenses                                                          16,660
                                                                   -------------

Total assets                                                       $  10,162,190
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                              $      27,950
     Interest payable                                                    152,120
     Prepaid rents                                                       106,280
     Security deposits                                                   369,980
     Maintenance deposits                                              2,730,140
     Medium-term secured bonds                                        11,076,350
                                                                   -------------

Total liabilities                                                     14,462,820
                                                                   -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                            1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                              815,200
Accumulated deficit                                                  (6,777,280)
                                                                   -------------
Total shareholders' deficit                                          (4,300,630)
                                                                   -------------

Total liabilities and shareholders' deficit                        $  10,162,190
                                                                   =============

The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Operations




                                          For the Nine Months Ended               For the Three Months Ended
                                                 September 30,                           September 30,
                                              2003            2002                   2003              2002
                                              ----            ----                   ----              ----
                                                    Unaudited                               Unaudited


Revenues:

     Rent income                        $   1,154,210     $   1,679,270         $     447,240    $     565,660
     Other income                              26,160            41,140                 8,290           18,010
                                        -------------     -------------         -------------    -------------

                                            1,180,370         1,720,410               455,530          583,670
                                        -------------     -------------         -------------    -------------


Expenses:

     Depreciation                             524,470           523,130               175,720          174,380
     Amortization                             171,470           171,470                57,160           57,160
     Provision for impairment
        in value of aircraft                5,505,000                 -             5,505,000                -
     Interest                                 684,520           684,520               228,170          228,170
     Maintenance                               75,240             8,780                25,230            6,980
     Insurance                                126,030            16,150                21,150            4,890
     Professional fees and
        general and administrative             34,600            21,540                19,410            6,590
     Management fees                          146,600           146,600                48,860           48,860
                                        -------------     -------------         -------------    -------------

                                            7,267,930         1,572,190             6,080,700          527,030
                                        -------------     -------------         -------------    -------------

(Loss)/income before taxes                (6,087,560)           148,220           (5,625,170)           56,640

Tax provision                                 238,380            56,900               395,250           19,880
                                        -------------     -------------         -------------    -------------

Net (loss)/income                       $ (6,325,940)     $      91,320         $ (6,020,420)    $      36,760
                                        =============     =============         =============    =============

Weighted average common
   shares outstanding                         815,200           815,200               815,200          815,200
                                        =============     =============         =============    =============

Basic (loss)/income per common share    $      (7.76)     $        0.11         $      (7.39)    $        0.05
                                        =============     =============         =============    =============


The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Cash Flows



                                                                 For the Nine Months Ended September 30,
                                                                       2003                  2002
                                                                       ----                  ----
                                                                                Unaudited



Net cash provided by operating activities                         $      151,780        $     590,640
                                                                  --------------        -------------

Investing activities:
     Purchase of interests in aircraft                                  (23,680)                    -
     Proceeds from sale of aircraft and aircraft engines                       -              197,000
                                                                  --------------        -------------
Net cash (used)/provided by investing activity                          (23,680)              197,000
                                                                  --------------        -------------

Net increase in cash                                                     128,100              787,640

Cash, beginning of period                                              2,065,830            1,045,450
                                                                  --------------        -------------

Cash, end of period                                               $    2,193,930        $   1,833,090
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2003                  2002
                                                                       ----                  ----
     Interest, net of amount capitalized                          $      684,520        $     684,520
     Income taxes                                                              -                4,430



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

         All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. JHC's wholly owned subsidiary, JetFleet Management Corp. ("JMC") has a management agreement with the Company. JMC also manages AeroCentury Corp., a Delaware corporation, and has acted as manager for AeroCentury IV, Inc., a California corporation, which are affiliates of JHC and which have objectives similar to the Company's. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of September 30, 2003, the Company maintained $4,909,340 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which includes acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         Impairment of Long-lived Assets

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on third party valuations. In the event such valuations are less than the recorded value of the assets, the assets are written down to their estimated realizable value. For those assets on which an impairment is realized, accumulated depreciation and impairment loss are netted against the original cost basis and a new cost basis for such assets is then listed on the balance sheet. As discussed in Notes 2 and 3, the Company wrote down four of its assets in September 2003.

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

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

1.       Summary of Significant Accounting Policies (continued)

         Recent Accounting Pronouncements

     In January 2003, the FASB issued interpretation FIN No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The Company has no material interest in any variable interest entity.

2.       Aircraft and Aircraft Engines Under Operating Leases

         The Company owns a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). The Company did not acquire any assets during the first nine months of 2003 because, in accordance with the trust indenture, the Company's excess cash flow is being held for deposit to a sinking fund account.

         In June 2003, S/N 13 was re-leased to a new customer, a U.S. company which is using the aircraft in Asia, under a six month lease, with an option to extend for an additional six months. The Customer has indicated that it will return the aircraft at the expiration of the initial six month lease.

         S/N 106 is subject to a lease, expiring in November 2004, with a Caribbean regional carrier.

         S/N 640 and S/N 751 are leased to a regional carrier in the Maldives for terms expiring in August 2005 and October 2004, respectively.

         In May 2003, the lease for S/N 696 was extended by the carrier in the United Kingdom through April 2004.

         S/N 24 was re-delivered to the Company in November 2002 after expiration of the lease. Although the Company had signed a term sheet for the re-lease of this aircraft, during the third quarter, the potential lessee decided not to take delivery of the aircraft. The Company is seeking re-lease or sale possibilities for S/N 24.

         In preparation for the sale of its aircraft prior to the maturity date of the Bonds on April 30, 2004, the Company has obtained an appraisal of its aircraft portfolio. Based on the projected net sales values for the Company's aircraft, in September 2003, the Company recorded a provision for impairment in value for S/N 13, S/N 106, S/N 696 and S/N 24, totaling $5,505,000. The Company has begun seeking buyers for its aircraft and intends to complete sales transactions for all its aircraft prior to the maturity date of the Bonds.

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

2.       Aircraft and Aircraft Engines Under Operating Leases (continued)

         As of September 30, 2003, minimum future lease rent payments receivable under noncancelable leases were as follows:

         Year                          Amount

         2003                       $     433,750
         2004                           1,025,000
         2005                             157,500
                                    -------------
                                    $   1,616,250
                                    =============

3.       Medium-Term Secured Bonds

         The Company raised $13,031,000 through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium-term secured bond maturing on November 1, 2003. The Bonds bore interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2002. The rate will remain at 8.24% through April 30, 2004.

         The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity. As of September 30, 2003, the Company had approximately $2,194,000 available for deposit to the sinking fund, interest payments on the Notes and operational expenses.

         As provided for in the trust indenture, the Company has elected to extend the maturity date of the Bonds to April 30, 2004. As discussed in Note 2, the Company has obtained an appraisal of its assets and recorded a provision for impairment in value for four of its aircraft. The Company has also begun seeking buyers for its aircraft. The proceeds of such sales would be used to repay all or part of the outstanding indebtedness of the Bonds, depending on the sales proceeds obtained. It is likely, however, that the total amount of sales proceeds received will not be sufficient to repay the entire amount of the Bonds.

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

4.       Income Taxes

         The items comprising income tax expense are as follows:


                                                                                      For the Nine Months Ended
                                                                                             September 30,
                                                                                          2003             2002
                                                                                          ----             ----


         Current tax (benefit)/provision
              Federal                                                               $           -    $            -
              State                                                                       (3,920)             4,850
                                                                                    -------------    --------------
              Current (benefit)/provision                                                 (3,920)             4,850
                                                                                    -------------    --------------

         Deferred tax (benefit)/provision
              Federal                                                                 (2,068,980)            49,380
              State                                                                         (410)             2,670
                                                                                    -------------    --------------
              Deferred tax (benefit)/provision                                        (2,069,390)            52,050
              Valuation allowance                                                       2,311,690                 -
                                                                                    -------------    --------------

         Total provision for income taxes                                           $     238,380    $       56,900
                                                                                    =============    ==============

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                      For the Nine Months Ended
                                                                                             September 30,
                                                                                          2003             2002
                                                                                          ----             ----

         Income tax (benefit)/expense at statutory federal income tax rate          $ (2,069,770)    $       50,390
         State tax (benefit)/expense net of federal benefit                               (4,320)               890
         Tax refunds                                                                      (4,720)                 -
         Tax rate differences                                                               5,500             5,620
         Valuation allowance                                                            2,311,690                 -
                                                                                    -------------    --------------
         Total (benefit)/provision for income taxes                                 $     238,380    $       56,900
                                                                                    =============    ==============

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of September 30, 2003 are as follows:

         Deferred tax assets:
              Amortization of offering costs                                        $       9,720
              Depreciation and impairment on aircraft                                   1,187,930
              Maintenance deposits                                                        930,180
              Net operating loss                                                          154,900
              Prepaid rent and other                                                       36,480
                                                                                    -------------
                  Subtotal                                                              2,319,210
                  Valuation allowance                                                 (2,311,680)
                                                                                    -------------
                  Net deferred tax assets                                                   7,530
         Deferred tax liability -
              Unearned income                                                             (7,530)
                                                                                    -------------
         Net deferred tax assets                                                    $           -
                                                                                    =============

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

4.       Income Taxes (continued)

         The Company does not expect to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. Therefore, the Company has recognized a valuation allowance equal to the net deferred tax asset. The Company's net operating losses of $452,500 may be carried forward for twenty years and begin to expire in 2021.

5.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, on the last day of each calendar quarter, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first nine months of 2003 and 2002, the Company accrued a total of $146,600 and $146,600, respectively, in management fees.

         JMC may receive an acquisition fee for locating assets for the Company and a remarketing fee in connection with the sale of the Company's assets, provided that such fees are not more than the customary and usual fees that would be paid to an unaffiliated party for such a transaction. The total of the Aggregate Purchase Price plus the acquisition fee cannot exceed the fair market value of the asset based on appraisal. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. Because the Company did not purchase aircraft during the first nine months of 2003 or 2002, it did not pay any acquisition fees or Chargeable Acquisitions Expenses to JMC. The Company paid remarketing fees of $3,000 to JMC in the first nine months of 2002 in connection with the sale of an aircraft. No such fees were paid in 2003.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2003 or 2002.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding the Company's intention to sell all of the aircraft prior to the maturity date of the Bonds; the likelihood that the sales proceeds for the aircraft will not be sufficient to fully repay the Bonds; the generation of future taxable income sufficient to realize the benefits of the remaining deferred tax asset on the balance sheet; the incurrence of significant operating expenses in connection with its ownership of Income Producing Assets on lease; the sufficiency of reserves to meet immediate cash requirements for off-lease aircraft; the Company's belief that a sale of assets at this time is the only feasible means to raise cash to apply toward the Bond obligations; the Company's intention to complete aircraft portfolio sales prior to the Bond maturity date; management's intention to seek sales opportunities for the assets at or above the appraised amount; the anticipation that sales proceeds are likely to be insufficient to repay the entire amount of the Bonds; are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to the short-term market for used turboprop aircraft; the condition and marketability of the aircraft in lessee's possession at the time of sale of such aircraft; the costs for repair and maintenance of returned aircraft, market conditions in the air travel industry; lack of unanticipated defaults or terminations by lessees; and future trends and results that cannot be predicted with certainty. There can be no assurance that the Company will actually be able to sell all of its aircraft assets prior to the maturity date of the Bonds. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

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

Results of Operations

The Company recorded net loss of ($6,325,940) or ($7.76) per share for the nine months ended September 30, 2003 versus net income of $91,320 or $0.11 per share for the same period in 2002. The Company recorded net loss of ($6,020,420) or ($7.39) per share for the three months ended September 30, 2003 versus net income of $36,760 or $0.05 per share for the same period in 2002.

Rent income was approximately $525,000 and $118,000 lower in the nine months and three months, respectively, ended September 30, 2003 than 2002, primarily because of the loss of rent from aircraft which were returned to the Company in the fourth quarter of 2002 after lease expiration, the effect of which was partially offset by the rent received in 2003 for an aircraft which had been off lease for part of 2002. Other income was lower in the nine month and three month periods of 2002 by approximately $15,000 and $10,000, respectively, due to lower cash balances and lower prevailing interest rates.

Depreciation, amortization, interest and management fees were approximately the same in both years. Although the Company obtains periodic appraisals for compliance with SFAS No. 144, it has recently obtained a liquidation value appraisal in connection with management's plan to sell the Company's aircraft portfolio. Based on that appraisal and the projected net sales values for the Company's aircraft, in September 2003, the Company recorded a provision for impairment in value for S/N 13, S/N 106, S/N 696 and S/N 24, totaling $5,505,000. Given the current depressed market for aircraft such as that owned by the Company, the Company has extended the maturity date of the Bonds to April 30, 2004, in an effort to increase the likelihood of locating buyers for the aircraft and to maximize proceeds realizable from the aircraft sale applicable toward repayment on the Bonds. See "Outlook," below.

Maintenance expense was approximately $66,000 and $18,000 higher in the nine months and three months ended September 30, 2003, respectively, versus the same periods in 2002 primarily as a result of work performed on two aircraft to prepare them for delivery to a new customer.

Insurance expense was approximately $110,000 and $16,000 higher in the nine months and three months ended September 30, 2003, respectively, versus the same periods in 2002 as a result of higher insurance premium costs for coverage of aircraft which were on lease in 2002 (and therefore covered by lessee's insurance) but were off lease in 2003.

Professional fees and general and administrative expenses were approximately $13,000 higher in both the nine month and three month periods of 2003 due to legal fees incurred in connection with the potential re-lease of one of the Company's aircraft. These fees, which would have been amortized over the lease term, were expensed in September 2003 as a result of the lessee's decision not to take delivery of the aircraft.

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

The Company's primary use of its operating cash flow is interest payments to its Unitholders. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company has not and does not anticipate that it will incur significant operating expenses in connection with ownership of its Income Producing Assets while they remain on lease. Although the Company currently has available adequate reserves to meet any cash requirements for off-lease aircraft, the Company does not expect that sales proceeds, when combined with the Company's cash holdings, will be sufficient to repay the entire amount of the Bonds. See "Outlook," below.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and has been a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2002. The Company has determined that the rate will remain at 8.24% through April 30, 2004.

The Company's decrease in cash flow from operations was due primarily to decreased rent income, increased insurance expense and the effect of the change in deposits. The effect of these changes was partially offset by the effect of the change in accounts receivable, deferred taxes and accounts payable.

Cash flow provided by investing activities was lower in 2003 versus 2002 because the Company sold no aircraft in 2003 versus one such sale in 2002 and because, in 2003, the Company made equipment purchases of $23,680 for equipment added to aircraft already owned. There were no cash flows from financing activities during 2003 or 2002 because the Offering terminated during June 1997.

Outlook

As provided for in the trust indenture, the Company has elected to extend the maturity date of the Bonds to April 30, 2004. Although the Company had previously anticipated obtaining bank financing secured by the Company's portfolio, management was unable to find suitable financing sources for the aircraft. Therefore, management believes that a sale of the aircraft portfolio is the only feasible means to raise cash to apply toward the Bond obligations. In connection therewith, management has begun soliciting buyers for the aircraft and has obtained a liquidation value appraisal for each of the aircraft assets. Although the Company intends to complete sales transactions for all its aircraft prior to the maturity date of the Bonds in April 2004, given the current market for aircraft such as those owned by the Company, there is no assurance that the Company will locate willing buyers, or if located, that the buyers will pay a price for the asset at least equal to the appraised value.

As a result of the aircraft appraisals received by management, in September 2003, the Company recorded a provision for impairment in value, totaling $5,505,000, for four of its aircraft. The Bond indebtedness exceeds the aggregate appraised value of the aircraft by approximately $5,842,000. Though management will seek sales opportunities for all of its assets at or above the appraised amounts, it is likely, that the total amount of sales proceeds received, when combined with the Company's cash holdings of approximately $2,194,000, will not be sufficient to repay the entire amount of the Bonds.

Factors that May Affect Future Results

Further Deterioration of the Air Travel Industry. The Company's ability to make a substantial repayment on the Bonds at their maturity date will depend upon its ability to locate buyers and consummate sales transactions by that date. Based on the most recent appraisals, it appears likely that the Company will be unable to repay the entire Bond indebtedness when it comes due on April 30, 2003. The aircraft leasing industry is currently on the downside of a business cycle, and this has resulted in depressed sales prices for assets such as the Company's aircraft. See "Leasing Risks," below. It does not appear that the industry will recover significantly prior to maturity of the Bonds. Moreover, any further weakening of the industry could cause the proceeds realized from the sale of aircraft to be even less than suggested by the Company's recent appraisal.

Unexpected Expenses. The Company anticipates that nearly all of the available cash it currently holds will be combined with sales proceeds to repay the Bondholder indebtedness. Unanticipated events such as changes in governmental regulations or casualties could create obligations for the Company as lessor or owner of the aircraft and require the Company to immediately use funds in order to comply with such obligations. If there is an unanticipated expense with respect to the Company's operations or any of its aircraft that is not covered by the lessee under its lease or by appropriate insurance, the Company may be required to use cash reserves in order to comply with its lease or other contractual obligations to lessees or other obligations. Any significant unexpected expense may result in a decrease in funds available to repay the Bondholder indebtedness at maturity. See, also "Casualties; Insurance Coverage," below.

Ownership Risks. As the Bond maturity date is within six months, factors that could affect the short term value of the aircraft are crucial to the ability of the Company to maximize its repayment to the Bondholders. As discussed above, industry conditions will be an important determining factor in the potential proceeds realizable from their sale at Bond maturity. In addition, the condition of the aircraft assets at the time of maturity will also have an effect on their value. Therefore, continued lessee compliance with maintenance obligations and with return conditions if an aircraft is returned, will be a significant factor in what proceeds could be realized from the aircraft assets at the maturity date of the Bonds.

Inability to Sell Assets. The Company intends to sell all of its aircraft before the April 30, 2004 Bond maturity date. There is no assurance that the Company will locate a willing buyer, or if one is located, that the buyer will pay a price for the asset at least equal to the appraised value. ,If any aircraft remain unsold at the Bond Maturity Date, it is likely that after the required cure period passes, the Indenture Trustee will declare a default on the Bond indebtedness. One remedy available to the Trustee is to repossess the unsold aircraft unsold and engage a third party agent to liquidate the remaining JetFleet III assets. This is likely to result in higher costs than would have been the case had the Company been able to consummate the sale of the aircraft portfolio without the involvement of the Trustee.

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

Reliance on JMC. All management of the Company is performed by JMC pursuant to a management agreement between JMC and the Company. The Company's Board of Directors does, however, have ultimate control and supervisory responsibility over all aspects of the Company and does owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of the Company are also officers or employees of JMC, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices. Although the Company has taken steps to prevent such conflicts, such conflicts of interest arising from such dual roles may still occur. In particular, JMC is management company for AeroCentury Corp ("ACY"), which specializes in owning and leasing the same type of regional aircraft as the Company. In fact, ACY and the Company have two common lessees, and in any sale of an asset, ACY may be a potential purchaser. The Company is mindful of the inherent conflict of interests in such a sale and intends to take steps, such as the hiring of third parties to provide objective information regarding aircraft, sale pricing and potential customers to help ensure that any sale to ACY is conducted as an arms-length, third party market transaction.

JMC was also management company for another aircraft portfolio owner, AeroCentury IV, Inc. ("AeroCentury IV) AeroCentury IV is in the final stages of liquidation or wrap-up phase. In the first quarter of 2002, AeroCentury IV defaulted on certain obligations to noteholders. In June 2002, the indenture trustee for AeroCentury IV's noteholders repossessed AeroCentury IV's assets and took over management of AeroCentury IV's remaining assets.

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

Leasing Risks. As discussed above, in "Further Deterioration of the Air Travel Industry" the aircraft industry is currently in the midst of a severe downturn, and it does not appear likely that a recovery in aircraft prices will occur prior to the Bond maturity date. Demand for purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to remarket equipment at acceptable prices may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been and remains depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline further in value. .

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

                                  JETFLEET III


Date:    November 14, 2003        By:    /s/ Neal D. Crispin
                                         -------------------------------
                                         Neal D. Crispin

                                  Title: President, Chief Financial Officer