Form 10KSB
period 2003-12-31
JETFLEET III
filed 2004-03-30
CIK 930832

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

                                                                  OR

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from          to
                               -------     -------

                       Commission File Number: 33-84336-LA

                                  JetFleet III
                 (Name of small business issuer in its charter)

               California                                94-3208983
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

      1440 Chapin Avenue, Suite 310
         Burlingame, California                             94010
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:         (650) 340-1880

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

Revenues for the issuer's most recent fiscal year:  $1,642,970

On March 30, 2004 the aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of March 30, 2004 the Issuer had 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                               -------   -------

Documents Incorporated by Reference:  None

                                     PART I

Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and anystatements of assumptions underlying any of the foregoing. Forward-looking statements include: statements regarding: the Company's belief that the total sales proceeds from the Company's assets will not be sufficient, when combined with the Company's cash holdings, to repay the entire amount of the Bonds; the Company's anticipation that the Trustee will take title to the aircraft that remain unsold at the maturity of the Bonds; the Company's intention to retain earnings to fund repayment of the Bonds; management's belief that a sale of the aircraft portfolio is the only feasible means to raise cash toward Bond obligations; the expectation that future taxable income will not be sufficent to enable the Company to realize the benefits of the reamining deferred tax asset on the balance sheet. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," and future trends and results that cannot be predicted with certainty. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

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

As discussed in "Outlook," below, the Company has recorded a provision for impairment in value for four of its aircraft. The Bond indebtedness exceeds the aggregate appraised value of the aircraft by approximately $5,842,000. Though management has been seeking sales opportunities for all of its assets at or above the appraised amounts, it is likely that the total amount of sales proceeds received, when combined with the Company's cash holdings, will not be sufficient to repay the entire amount of the Bonds.

Aircraft and Aircraft Engines

At December 31, 2003, the Company owned a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). The Company did not acquire any assets during 2003 because, in accordance with the trust indenture, the Company's excess cash flow is being held for deposit to a sinking fund account.

In June 2003, S/N 13 was re-leased to a new customer, a U.S. company, which was using the aircraft in Asia, under a six month lease. The customer returned the aircraft at the expiration of the lease. S/N 13 was sold in January 2004.

S/N 106 is subject to a lease, expiring in November 2004, with a Caribbean regional carrier.

S/N 640 and S/N 751 are leased to a regional carrier in the Maldives for terms expiring in August 2005 and October 2004, respectively.

S/N 696 is leased to a carrier in the United Kingdom through April 2004. The lessee has notified the Company that the lessee intends to extend the lease for two additional years, through April 30, 2006.

S/N 24 was re-delivered to the Company in November 2002 after expiration of the lease. Although the Company had signed a term sheet for the re-lease of this aircraft, the potential lessee decided not to take delivery of the aircraft. The Company is seeking re-lease or sale possibilities for S/N 24.

In preparation for the sale of its aircraft prior to the maturity date of the Bonds on April 30, 2004, the Company has obtained an appraisal of its aircraft portfolio. Based on the projected net sales values for the Company's aircraft, in September 2003, the Company recorded a provision for impairment in value for S/N 13, S/N 106, S/N 696 and S/N 24, totaling $5,505,000, and ceased recognizing depreciation on all aircraft. The Company has begun seeking buyers for its aircraft. Title to aircraft which remain unsold at the maturity date will be transferred to the Trustee and the Trustee will be responsible for selling such aircraft.

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

Number of Security Holders

                  Approximate number of holders of Series A
                  Units ("Unitholders") as of March 30, 2004:  710

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

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Overview

The Company is a lessor of turboprop aircraft and engines which are used by customers pursuant to triple net operating leases. The Company's profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease owned equipment that comes off lease. The Company is subject to the credit risk of its lessees, both as to collection of rent and to performance by the lessees of obligations for maintaining the aircraft.

The Company's principal expenditures are for interest costs on its Bonds, management fees, and maintenance of its aircraft assets. The most significant non-cash expenses include accruals of maintenance costs in advance of their payment and depreciation of aircraft.

Reported financial results are the result of significant estimates. Maintenance expenses are estimated and accrued based upon utilization of the aircraft. Depreciation is recognized based upon the estimated residual value of the aircraft at the end of their estimated lives. Deviation from these estimates could have substantial effect on the Company's cash flow and profitability.

As discussed below, the Company incurred a substantial net loss for 2003, primarily as a result of the writedown of several aircraft. The Company has been seeking buyers for its aircraft. Title to aircraft which remain unsold at the maturity date on April 30, 2004 will be transferred to the Trustee and the Trustee will be responsible for selling such aircraft. Though management will seek sales opportunities for all of its assets at or above appraised amounts, it is likely that the total amount of sales proceeds received, when combined with the Company's cash holdings, will not be sufficient to repay the entire amount of the Bonds.

Results of Operations

The Company recorded net loss of ($6,403,840) or ($7.86) per share for the year ended December 31, 2003 versus net income of $74,160 or $0.09 per share in 2002.

Rent income was approximately $568,000 lower in 2003 than 2002, primarily because of the loss of rent from aircraft which were returned to the Company in the fourth quarter of 2002 after lease expiration, the effect of which was partially offset by the rent received in 2003 for an aircraft which had been off lease for part of 2002. Other income was lower in 2003 by approximately $27,000 due to lower cash balances and lower prevailing interest rates.

Depreciation was approximately $173,000 lower in 2003, because the Company has classified its aircraft as held for re-sale and, therefore, did not record depreciation after September 30, 2003. Amortization was approximately $38,000 lower in 2003 because the Company's debt issue costs were fully amortized as of the original maturity date of the Bonds, on November 1, 2003. Interest and management fees were the same in both years. Although the Company obtains periodic appraisals for compliance with SFAS No. 144, it has recently obtained a liquidation value appraisal in connection with management's plan to sell the Company's aircraft portfolio. Based on that appraisal and the projected net sales values for the Company's aircraft, in September 2003, the Company recorded a provision for impairment in value for S/N 13, S/N 106, S/N 696 and S/N 24, totaling $5,505,000. Given the current depressed market for aircraft such as those owned by the Company, the Company has extended the maturity date of the Bonds to April 30, 2004, in an effort to increase the likelihood of locating buyers for the aircraft and to maximize proceeds realizable from the aircraft sale applicable toward repayment on the Bonds. See "Outlook," below.

Maintenance expense was approximately $250,000 higher in 2003 compared to 2002, primarily as a result of work performed on an aircraft to prepare it for delivery to a new customer and on a second aircraft to prepare it for sale.

Insurance expense was approximately $130,000 higher in 2003 compared to 2002 as a result of higher insurance premium costs for coverage of aircraft which were on lease in 2002 (and therefore covered by lessee's insurance) but were off lease in 2003. Professional fees and general and administrative expenses were $19,000 higher in 2003 than in 2002, primarily due to higher legal expense.

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

The leases for the Company's aircraft expire at varying times through April
2006.

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

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and has been a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through December 31, 2003. The Company has determined that the rate will remain at 8.24% through April 30, 2004.

The Company's cash flow from operations for the year ended December 31, 2003 versus 2002 decreased by approximately $600,000. The change in cash flow is a result of changes in several cash flow items during the year, including principally the following:

Lease rents, maintenance reserves and security deposits

Operating lease collections were approximately $500,000 lower in 2003 than in 2002, primarily because S/N 13 and S/N 24 were off lease for portions of 2003, versus on lease for most of 2002. The effect of the off-lease periods were partially offset in 2003 by a full year of rent received for S/N 640, which had been off lease during part of 2002.

Payments received from lessees for maintenance reserves decreased by approximately $90,000 in 2003 versus 2002, reflecting principally the lease status of S/N 13, S/N 24 and S/N 650 discussed above.

Insurance premiums

Expenditures for aircraft insurance for off-lease aircraft were approximately $130,000 higher during 2003 as compared to 2002, principally as a result of higher insurance premium costs for coverage of aircraft which were on lease in 2002 (and therefore covered by lessee's insurance) but were off lease in 2003.

Expenditures for maintenance and aircraft equipment

Expenditures for maintenance were approximately $130,000 less in 2003 than in 2002, primarily because, in 2002, the Company paid for equipment which was added to S/N 13 and capitalized in 2001.

Cash flow provided by investing activities was lower in 2003 versus 2002 because the Company sold no aircraft in 2003 versus one such sale in 2002 and because the Company made equipment purchases of $23,680 in 2003 for equipment added to aircraft already owned. There were no cash flows from financing activities during 2003 or 2002 because the Offering terminated during June 1997.

In accordance with the trust indenture, in March 2004, the Company deposited $3,500,000 to the sinking fund account.

Outlook

As provided for in the trust indenture, the Company has elected to extend the maturity date of the Bonds to April 30, 2004. Although the Company had previously anticipated obtaining bank financing secured by the Company's portfolio, management was unable to find suitable financing sources for the aircraft. Therefore, management believes that a sale of the aircraft portfolio is the only feasible means to raise cash to apply toward the Bond obligations. In connection therewith, management has begun soliciting buyers for the aircraft and has obtained a liquidation value appraisal for each of the aircraft assets. The Company sold one of its assets, S/N 13, in January 2004. Given the current market for aircraft such as those owned by the Company, there is no assurance that the Company will locate willing buyers, or if located, that the buyers will pay a price for the asset at least equal to the appraised value. Title to aircraft which remain unsold at the maturity date will be transferred to the Trustee and the Trustee will be responsible for selling such aircraft.

As a result of the aircraft appraisals received by management, in September 2003, the Company recorded a provision for impairment in value, totaling $5,505,000, for four of its aircraft. The Bond indebtedness exceeds the aggregate appraised value of the aircraft by approximately $5,842,000. Though management has been seeking sales opportunities for all of its assets at or above the appraised amounts, it is likely that the total amount of sales proceeds received, when combined with the Company's cash holdings of approximately $2,265,000 on December 31, 2003, will not be sufficient to repay the entire amount of the Bonds.

Factors that May Affect Future Results

Anticipated Event of Default; Ability to Maximize Returns. As discussed above, in "Outlook," it is anticipated that the Company will be unable to fully repay the Bond indebtedness on its April 20, 2004, maturity date and that shortly after that date, the Trustee, Wells Fargo Bank Northwest, National Association, will declare an Event of Default under the Trust Indenture. It is further anticipated that upon such declaration, the Company will, pursuant to the Trust Indenture terms, transfer all of its assets to the Trustee for the benefit of the Bondholders in lieu of a judicial repossession proceeding. The Company's assets securing the Indenture consist of the aircraft portfolio and leases and all remaining cash held by the Company. Once the transfer is executed, the Trustee will have the power to direct the disposition of the collateral with the goal of maximizing value to the Bondholders. This could entail an immediate or staged disposition of all the assets or retention of the assets on lease for the benefit of the Bondholders, or a combination thereof. While the Trustee is unlikely to realize sufficient proceeds to enable repayment of the entire Note Indebtedness, its ability to maximize repayment to Bondholders will depend on the risk factors described below, particularly those that affect asset values of the Company's portfolio or reduce the cash proceeds that can be applied toward the Bond indebtedness.

Further Deterioration of the Air Travel Industry. The Company's ability to make a substantial repayment on the Bonds at their maturity date will depend upon its ability to locate buyers and consummate sales transactions by that date. Based on the most recent appraisals, it appears likely that the Company will be unable to repay the entire Bond indebtedness when it comes due on April 30, 2004. The aircraft leasing industry is currently on the downside of a business cycle, and this has resulted in depressed sales prices for assets such as the Company's aircraft. See "Leasing Risks," below. It does not appear that the industry will recover significantly prior to maturity of the Bonds. Moreover, any further weakening of the industry could cause the proceeds realized from the sale of aircraft to be even less than suggested by the Company's recent appraisal.

Unexpected Expenses. The Company anticipates that nearly all of the available cash it currently holds will be combined with sales proceeds to repay the Bondholder indebtedness. Unanticipated events such as changes in governmental regulations or casualties could create obligations for the Company as lessor or owner of the aircraft and require the Company to immediately use funds in order to comply with such obligations. If there is an unanticipated expense with respect to the Company's operations or any of its aircraft that is not covered by the lessee under its lease or by appropriate insurance, the Company may be required to use cash reserves in order to comply with its lease or other contractual obligations to lessees or other obligations. Any significant unexpected expense may result in a decrease in funds available to repay the Bondholder indebtedness at maturity. See, also "Casualties, Insurance Coverage," below.

Ownership Risks. Factors that could affect the short term value of the aircraft are crucial to the ability of the Company (and of the Trustee after repossession of the aircraft) to maximize its repayment to the Bondholders. As discussed above, industry conditions will be an important determining factor in the potential proceeds realizable from their sale at Bond maturity. In addition, the condition of the aircraft assets at the time of maturity will also have an effect on their value. Therefore, continued lessee compliance with maintenance obligations and with return conditions if an aircraft is returned, will be a significant factor in what proceeds could be realized from the aircraft assets at the maturity date of the Bonds.

Inability to Sell Assets. The Company intends to sell all of its aircraft before the April 30, 2004 Bond maturity date, if possible. There is no assurance that the Company will locate a willing buyer, or if one is located, that the buyer will pay a price for the asset at least equal to the appraised value. If any aircraft remain unsold at the Bond Maturity Date, it is likely that shortly after that date, the Company will waive the cure period and, the Indenture Trustee will declare a default on the Bond indebtedness. One remedy available to the Trustee is to repossess the unsold aircraft and engage a third party agent to liquidate the remaining assets. This is likely to result in higher costs than would have been the case had the Company been able to consummate the sale of the aircraft portfolio without the involvement of the Trustee. The Trustee could also determine that it is in the Bondholder's interest to retain title to leased assets and collect rentals for distribution of proceeds, net of Trustee expenses, to the Bondholders. In this case, the Bondholders could experience a delay in receiving the full asset value of such retained asset until such time as the Trustee deems it practicable and advisable to liquidate such on-lease assets.

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

Reliance on JMC; Trustee Control After Repossession. All management of the Company is performed by JMC pursuant to a management agreement between JMC and the Company. The Company's Board of Directors does, however, have ultimate control and supervisory responsibility over all aspects of the Company and does owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of the Company are also officers or employees of JMC, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices. Although the Company has taken steps to prevent such conflicts, such conflicts of interest arising from such dual roles may still occur. In particular, JMC is the management company for AeroCentury Corp ("ACY"), which specializes in owning and leasing the same type of regional aircraft as the Company. In fact, ACY and the Company have two common lessees, and in any sale of an asset, ACY may be a potential purchaser. The Company is mindful of the inherent conflict of interests in such a sale and intends to take steps, such as the hiring of third parties to provide objective information regarding aircraft, sale pricing and potential customers to help ensure that any sale to ACY is conducted as an arms-length, third party market transaction. After repossession, the Trustee will take title to the Company's assets, and any purchase proposed by ACY would have to be independently assessed and negotiated by the Trustee for the benefit of the Bondholders. JMC would have no control over the terms and conditions of any sales to any parties after repossession of the assets by the Trustee. The Trustee is a financial institution and is not in the aircraft leasing business, and will likely turn to third party advisors for expertise in maximizing the proceeds from the repossessed assets.

JMC was also the management company for another aircraft portfolio owner, AeroCentury IV, Inc. ("AeroCentury IV"). AeroCentury IV is in the final stages of liquidation or wrap-up phase. In the first quarter of 2002, AeroCentury IV defaulted on certain obligations to noteholders. In June 2002, the indenture trustee for AeroCentury IV's noteholders repossessed AeroCentury IV's assets and took over management of AeroCentury IV's remaining assets.

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

Leasing Risks. As discussed above, in "Further Deterioration of the Air Travel Industry" the aircraft industry is currently in the midst of a severe downturn, and it does not appear likely that a recovery in aircraft prices will occur prior to the Bond maturity date or any time soon after the repossession of the aircraft by the Trustee. Demand for purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to remarket equipment at acceptable prices may depend on the demand and market values at the time of remarketing. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been and remains depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline further in value.

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

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1) Financial statements for JetFleet III:

                           Independent Auditors' Report, Vavrinek, Trine, Day &
                                Co., LLP
                           Report of Independent Auditors, Vocker Kristofferson
                                and Co.
                           Balance Sheet as of December 31, 2003
                           Statements of Operations for the Years Ended
                                December 31, 2003 and 2002
                           Statement of Changes in Shareholders' Equity/Deficit
                                for the Two Years Ended December 31, 2003
                           Statements of Cash Flows for the Years Ended December
                                31, 2003 and 2002
                           Notes to Financial Statements

         (2) Schedules:

                           All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Jet Fleet III

We have audited the accompanying balance sheet of Jet Fleet III, a California corporation, (the Company) as of December 31, 2003, and the related statements of operations, changes in stockholders' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jet Fleet III as of December 31, 2003, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's Medium Term Secured Bonds mature April 30, 2004 and the Company does not have sufficient resources to repay the debt by the due date. This event will likely result in an Event of Default under the Trust Indenture which, in turn, will set in motion the liquidation and sale of the Company's aircraft portfolio. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


VAVRINEK, TRINE, DAY & CO., LLP

San Jose, California
March 18, 2004

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of JetFleet III


We have audited the accompanying statements of operations, shareholders' equity and cash flows of JetFleet III, a California corporation, for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the statements of operations, shareholders' equity and cash flows of JetFleet III for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



VOCKER KRISTOFFERSON AND CO.



March 25, 2003
San Mateo, California

                                  JETFLEET III
                                  Balance Sheet
                                December 31, 2003


                                     ASSETS

Current assets:
     Cash                                                                                    $   2,265,160
     Deposits                                                                                    3,206,850
     Accounts receivable                                                                            79,440
                                                                                             -------------
Total current assets                                                                             5,551,450

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $3,349,330, held for sale                                4,792,430
Deferred rent receivable                                                                             8,320
Prepaid expenses                                                                                    21,920
                                                                                             -------------

Total assets                                                                                 $  10,374,120
                                                                                             =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                        $     172,250
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  90,000
     Security deposits                                                                             372,480
     Maintenance deposits                                                                        2,889,450
     Medium term secured bonds                                                                  11,076,350
                                                                                             -------------

Total liabilities                                                                               14,752,650
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                            (6,855,180)
                                                                                             -------------
Total shareholders' deficit                                                                    (4,378,530)
                                                                                             -------------

Total liabilities and shareholders' deficit                                                  $  10,374,120
                                                                                             =============

The accompanying notes are an integral part of this statement.

                                  JETFLEET III
                            Statements of Operations




                                                                                      For the Years Ended
                                                                                         December 31,
                                                                                     2003              2002
                                                                                     ----              ----

Revenues:

     Rent income                                                                $   1,603,700    $   2,171,930
     Other income                                                                      39,270           66,430
                                                                                -------------    -------------

                                                                                    1,642,970        2,238,360
                                                                                -------------    -------------

Expenses:

     Depreciation                                                                     524,460          697,500
     Amortization                                                                     190,520          228,620
     Provision for impairment in value of aircraft                                  5,505,000                -
     Interest                                                                         912,690          912,690
     Maintenance                                                                      264,850           15,180
     Insurance                                                                        148,240           18,260
     Professional fees and general and administrative                                  67,200           48,540
     Management fees                                                                  195,470          195,470
                                                                                -------------    -------------

                                                                                    7,808,430        2,116,260
                                                                                -------------    -------------

(Loss)/income before taxes                                                        (6,165,460)          122,100

Tax provision                                                                         238,380           47,940
                                                                                -------------    -------------

Net (loss)/income                                                               $ (6,403,840)    $      74,160
                                                                                =============    =============

Weighted average common shares outstanding                                            815,200          815,200
                                                                                =============    =============

Basic (loss)/income per common share                                            $      (7.86)    $        0.09
                                                                                =============    =============


The accompanying notes are an integral part of these statements.


                                  JETFLEET III
                   Statement of Shareholders' Equity/(Deficit)
                    For the Two Years Ended December 31, 2003



                                                                                                 Total
                                           Preferred         Common          Accumulated     Shareholders'
                                             Stock            Stock            Deficit     Equity/(Deficit)
                                             -----            -----            -------     ----------------


Balance, December 31, 2001              $   1,661,450     $     815,200    $   (525,500)     $   1,951,150

Net income for the period                           -                 -           74,160            74,160
                                        -------------     -------------    -------------     -------------

Balance, December 31, 2002                  1,661,450           815,200        (451,340)         2,025,310

Net loss for the period                             -                 -      (6,403,840)       (6,403,840)
                                        -------------     -------------    -------------     -------------

Balance, December 31, 2003              $   1,661,450     $     815,200    $ (6,855,180)     $ (4,378,530)
                                        =============     =============    =============     =============



The accompanying notes are an integral part of this statement.

                                  JETFLEET III
                            Statements of Cash Flows



                                                                    For the Years Ended December 31,
                                                                       2003                  2002
                                                                       ----                  ----


Operating activities:
     Net (loss)/income                                            $  (6,403,840)        $      74,160
     Adjustments to reconcile net (loss)/income to net
       cash provided by operating activities:
         Depreciation                                                    524,460              697,500
         Provision for impairment                                      5,505,000                    -
         Amortization                                                    190,520              228,620
         Deferred taxes                                                  242,300               41,760
         Change in operating assets and liabilities:
           Deposits                                                    (886,590)            (774,880)
           Accounts receivable                                            81,480             (62,350)
           Rent receivable                                               (8,320)                    -
           Prepaid expenses                                             (18,320)                 (60)
           Accounts payable                                              147,740            (149,960)
           Prepaid rents                                                      20              (5,870)
           Security deposits                                             100,000              (3,520)
           Maintenance deposits                                          748,560              777,980
                                                                  --------------        -------------
     Net cash provided by operating activities                           223,010              823,380
                                                                  --------------        -------------

Investing activities:
     Purchase of interests in aircraft                                  (23,680)                    -
     Proceeds from sale of aircraft                                            -              197,000
                                                                  --------------        -------------
Net cash (used)/provided by investing activities                        (23,680)              197,000
                                                                  --------------        -------------

Net increase in cash                                                     199,330            1,020,380

Cash, beginning of period                                              2,065,830            1,045,450
                                                                  --------------        -------------

Cash, end of period                                               $    2,265,160        $   2,065,830
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2003                  2002
                                                                       ----                  ----
     Interest (net of amount capitalized)                         $      912,690        $     912,690
     Income taxes paid                                                         -                5,900
     Income taxes refunded                                                     -              (8,280)

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

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of December 31, 2003, the Company maintained $4,917,600 of its cash balances in two money market funds held by regional brokerage firms, which are not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which includes acquisition costs (see Note 2). Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         In preparation for the sale of its aircraft prior to the maturity date of the Bonds on April 30, 2004, the Company has obtained an appraisal of its aircraft portfolio. Based on the projected net sales values for the Company's aircraft, in September 2003, the Company recorded a provision for impairment in value for S/N 13, S/N 106, S/N 696 and S/N 24, totaling $5,505,000, and ceased booking depreciation on all aircraft.

         Impairment of Long-lived Assets

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on third party valuations. In the event such valuations are less than the recorded value of the assets, the assets are written down to their estimated realizable value. For those assets on which an impairment is realized, accumulated depreciation and impairment loss are netted against the original cost basis and a new cost basis for such assets is then listed on the balance sheet. As discussed in Notes 2 and 4, the Company wrote down four of its assets in September 2003.

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

         The Company capitalized the portions of both the Reimbursement paid and the Initial Contribution related to the Bonds (85%) and amortized such costs through the original maturity date of the Bonds on November 1, 2003. The remainder of any of the Initial Contribution and Reimbursement has been deducted from shareholders' equity.

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

         Maintenance Deposits

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The Company periodically reviews maintenance deposits for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed.

                                  JETFLEET III
                          Notes to Financial Statements

1.       Summary of Significant Accounting Policies (continued)

         Recent Accounting Pronouncements

         In January 2003, the FASB issued interpretation FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was subsequently revised in December 2003 ("FIN 46R"). FIN 46R requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003, and will be effective for all other existing entities in financial statements for periods ending after December 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The Company has no material interest in any variable interest entity, and does not expect the full adoption of FIN 46R to have an impact on the Company's consolidated financial condition or results of operations.

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect of adoption of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of this pronouncement had no effect on the Company's financial statements.

         SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. SFAS 150 requirements apply to issuers classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that all instruments with characteristics of both liabilities and equity be classified as a liability and remeasured at fair value on each reporting date. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003, and for the first interim period beginning after June 15, 2003 for all other instruments. The adoption of SFAS 150 had no impact on the Company's financial statements.

2.       Going Concern

         The Company's Medium Term Secured Bonds in the aggregate amount of $11,076,350 are due on April 30, 2004. The Company does not have enough current resources to pay the principal and interest on these Bonds by the due date, and does not have any other viable refinancing plan in place. Therefore management believes that a sale of the Company's aircraft portfolio is the only feasible means to raise cash to apply towards the Bond obligations. This matter raises substantial doubt as to the Company's ability to continue as a going concern. Management has begun soliciting buyers for the aircraft and has obtained an appraisal of the value of each aircraft. There is no assurance that the proceeds from the sale of the aircraft assets, when combined with existing resources, will allow the Company to meet its financial obligations and continue as a going concern. Other than the recording of the provision for impairment of $5,505,000 (see Note 3), the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

                                  JETFLEET III
                          Notes to Financial Statements

3.       Aircraft and Aircraft Engines Under Operating Leases

         At December 31, 2003, the Company owned a deHavilland DHC-8-100, serial number 13 ("S/N 13"), a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). The Company did not acquire any assets during 2003 because, in accordance with the trust indenture, the Company's excess cash flow is being held for deposit to a sinking fund account.

         In June 2003, S/N 13 was re-leased to a new customer, a U.S. company, which was using the aircraft in Asia, under a six month lease. The customer returned the aircraft at the expiration of the lease. As discussed in Note 7, S/N 13 was sold in January 2004.

         S/N 106 is subject to a lease, expiring in November 2004, with a Caribbean regional carrier.

         S/N 640 and S/N 751 are leased to a regional carrier in the Maldives for terms expiring in August 2005 and October 2004, respectively.

         S/N 696 is leased to a carrier in the United Kingdom through April 2004. As discussed in Note 8, the lessee has notified the Company that the lessee intends to extend the lease for two additional years, through April 30, 2006.

         S/N 24 was re-delivered to the Company in November 2002 after expiration of the lease. Although the Company had signed a term sheet for the re-lease of this aircraft, the potential lessee decided not to take delivery of the aircraft. The Company is seeking sale possibilities for S/N 24.

         In preparation for the sale of its aircraft prior to the maturity date of the Bonds on April 30, 2004, the Company has obtained an appraisal of its aircraft portfolio. Based on the projected net sales values for the Company's aircraft, in September 2003, the Company recorded a provision for impairment in value for S/N 13, S/N 106, S/N 696 and S/N 24, totaling $5,505,000, and ceased booking depreciation on all aircraft. The Company has begun seeking buyers for its aircraft. Title to aircraft which remain unsold at the maturity date on April 30, 2004 will be transferred to the Trustee and the Trustee will be responsible for selling such aircraft.

                                  JETFLEET III
                          Notes to Financial Statements

4.       Operating Segments

         The Company operates in one business segment, aircraft leasing, and therefore does not present separate segment information for lines of business.

         Approximately 13% and 19% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2003 and 2002, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The table below sets forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:



                                        Operating Lease Revenue            Net Book Value of Operating Leased Assets
                                   For the Years Ended December 31,                      December 31,
         Country                         2003              2002                     2003              2002
         -------                         ----              ----                     ----              ----


         United States              $     204,750    $     402,360              $   1,843,490    $   2,151,000
         Australia                              -          486,670                          -        2,979,050
         United Kingdom                   300,000          300,000                    778,500          950,020
         Caribbean                        660,000          660,000                  1,015,930        3,507,600
         Asia                             438,950          322,900                  1,154,510        1,210,540
                                    -------------    -------------              -------------    -------------
                                    $   1,603,700    $   2,171,930              $   4,792,430    $  10,798,210
                                    =============    =============              =============    =============



         For the year ended December 31, 2003, the Company had four significant customers, which accounted for 41%, 27%, 19% and 13%, respectively, of lease revenue. For the year ended December 31, 2002, the Company had five significant customers, which accounted for 30%, 22%, 18%, 15% and 14%, respectively, of lease revenue.

         As of December 31, 2003, minimum future lease rent payments receivable under noncancelable leases were as follows:

         Year                          Amount
         ----                          ------

         2004                       $   1,105,000
         2005                             157,500
         2006                                   -
                                    -------------
                                    $   1,262,500
                                    =============

                                  JETFLEET III
                          Notes to Financial Statements

5.       Medium Term Secured Bonds

         The Company raised $13,031,000 through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium term secured bond maturing on November 1, 2003. The Bonds bore interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2002. The rate will remain at 8.24% through April 30, 2004.

         The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity. As of December 31, 2003, the Company had approximately $2,265,000 available for deposit to the sinking fund, interest payments on the Notes and operational expenses.

         As provided for in the trust indenture, the Company has elected to extend the maturity date of the Bonds to April 30, 2004. As discussed in Note 3, the Company has obtained an appraisal of its assets and recorded a provision for impairment in value for four of its aircraft. The Company sold one aircraft in January 2004 and is seeking buyers for its other aircraft. The proceeds of such sales would be used to repay all or part of the outstanding indebtedness of the Bonds, depending on the sales proceeds obtained. It is likely, however, that the total amount of sales proceeds received will not be sufficient to repay the entire amount of the Bonds.

6.       Income Taxes

         The items comprising income tax expense are as follows:

                                                     For the Years Ended
                                                         December 31,
                                                      2003             2002
                                                      ----             ----
       Current tax (benefit)/provision
            Federal                             $           -    $            -
            State                                     (3,920)             6,180
                                                -------------    --------------
            Current (benefit)/provision               (3,920)             6,180
                                                -------------    --------------

       Deferred tax (benefit)/provision
            Federal                               (2,095,470)            39,410
            State                                         870             2,350
                                                -------------    --------------
            Deferred tax (benefit)/provision      (2,096,340)            41,760
            Valuation allowance                     2,336,890                 -
                                                -------------    --------------

       Total provision for income taxes         $     238,370    $       47,940
                                                =============    ==============

                                  JETFLEET III
                          Notes to Financial Statements

6.       Income Taxes (continued)

         The total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:



                                                                                         For the Years Ended
                                                                                             December 31,
                                                                                          2003             2002
                                                                                          ----             ----



         Income tax (benefit)/expense at statutory federal income tax rate          $ (2,096,260)    $       41,520
         State tax (benefit)/expense net of federal benefit                               (3,210)               740
         Tax refunds                                                                      (4,720)                 -
         Tax rate differences                                                               5,670             5,680
         Valuation allowance                                                            2,336,890                 -
                                                                                    -------------    --------------
         Total provision for income taxes                                           $     238,370    $       47,940
                                                                                    =============    ==============

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2003 are as follows:

         Deferred tax assets:
              Depreciation and impairment on aircraft                               $   1,090,650
              Maintenance deposits                                                        983,920
              Net operating loss                                                          237,990
              Prepaid rent and other                                                       30,920
                                                                                    -------------
                  Subtotal                                                              2,343,480
                  Valuation allowance                                                 (2,336,890)
                                                                                    -------------
                  Net deferred tax assets                                                   6,590
         Deferred tax liability -
              Unearned income                                                             (6,590)
                                                                                    -------------
         Net deferred tax assets                                                    $           -
                                                                                    =============



         The Company does not expect to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. Therefore, the Company has recognized a valuation allowance equal to the net deferred tax asset. The Company's net operating losses of $696,900 may be carried forward for twenty years and begin to expire in 2021.

                                  JETFLEET III
                          Notes to Financial Statements

7.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2003 and 2002, the Company accrued a total of $146,600 and $146,600, respectively, in management fees.

         JMC may receive a remarketing fee in connection with the sale of the Company's assets, provided that such fee is not more than the customary and usual fee that would be paid to an unaffiliated party for such a transaction. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. The Company paid remarketing fees of $3,000 to JMC in 2002 in connection with the sale of an aircraft. No such fees were paid in 2003.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during 2003 or 2002.

8.       Subsequent events

         In January 2004, the Company sold S/N 13 and recorded a gain, including maintenance reserves retained, of $1,377,630. The Company paid a remarketing fee of $153,450 to JMC in connection with the sale.

         In March 2004, the lessee for S/N 696 notified the Company that the lessee intends to extend the lease for two additional years, through April 30, 2006.

         In accordance with the trust indenture, in March 2004, the Company deposited $3,500,000 to the sinking fund account.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

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

Directors and Officers

The directors, executive officers and key employees of the Company and JMC, each of whom serves until his successor is elected and qualified, are as follows:

     Name                                   Position Held
     ----                                   -------------

Neal D. Crispin       President and Chairman of the Board of Directors of
                      the Company and Chief Financial Officer and Secretary of the Company

Edwin S. Nakamura     Director of the Company

Marc J. Anderson      Senior Vice President of the Company

Neal D. Crispin, age 58. Mr. Crispin is Chairman of the Board of Directors and President of the Company. He is also President and a Director of ACY, JHC, JMC and CMA Consolidated, Inc. ("CMA"). Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JHC, JMC and ACY. He received a Bachelors degree in Economics from the University of California at Santa Barbara and a Masters degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Edwin S. Nakamura, age 66, Director. Mr. Nakamura holds a B.S. in Business from San Francisco State University. A certified public accountant, Mr. Nakamura has been the Chief Executive Officer and owner of U.S.A. Publishing, Inc. since 1981.

Marc J. Anderson, age 67. Mr. Anderson is the Company's Senior Vice President and is also Senior Vice President of JHC, JMC and ACY and a Director of ACY. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to 1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp., Director of Aircraft Sales for Fairchild SAAB Joint Venture, and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed by several airlines in various roles of increasing responsibility beginning in 1959.

Item 10. Executive Compensation.

The Company has no employees. The following is a summary of the compensation and reimbursements paid to the parent of the Company and related parties by the Company for the years ended December 31, 2003 and 2002.

Compensation

The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In 2003 and 2002, the Company accrued a total of $146,600 and $146,600, respectively, in management fees.

JMC may receive a remarketing fee in connection with the sale of the Company's assets, provided that such fee is not more than the customary and usual fee that would be paid to an unaffiliated party for such a transaction. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. The Company paid remarketing fees of $3,000 to JMC in 2002 in connection with the sale of an aircraft. No such fees were paid in 2003.

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

Item 12. Certain Relationships and Related Transactions.

See Item 10, above.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit 32.1 Certification of Neal D. Crispin, President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.1 Certification of Neal D. Crispin, President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K Filed in Last Quarter

         Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2003, disclosing the resignation of Vocker Kristofferson & Co. as auditors of the Company and the engagement of Varinek, Trine, Day & Co. LLP as new auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

                           JETFLEET III


                           By:    /s/ Neal D. Crispin
                                  -------------------------------
                                  Neal D. Crispin

                                  Title:President, Chief Financial Officer