Form 10QSB
period 2004-03-31
JETFLEET III
filed 2004-05-14
CIK 930832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

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


On May 14, 2004 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of May 14, 2004 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                                ----    ----

                                     PART I
                              Financial Information

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding the Company's belief that a sale of the aircraft is the only feasible means to raise cash to repay the entire Bond indebtedness; the likelihood that the sales proceeds for the aircraft will not be sufficient to fully repay the Bonds; the generation of future taxable income sufficient to realize the benefits of the remaining deferred tax asset on the balance sheet; the anticipated transfer of the assets to the Trustee in May 2004; the incurrence of significant operating expenses in connection with its ownership of Income Producing Assets on lease; the sufficiency of reserves to meet immediate cash requirements for off-lease aircraft; the anticipation that sales proceeds are likely to be insufficient to repay the entire amount of the Bonds and that, therefore, there will be no distribution with respect to the Preferred Stock; are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to the short-term market for used turboprop aircraft; the condition and marketability of the aircraft in lessee's possession at the time of sale of such aircraft; the costs for repair and maintenance of returned aircraft; and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

                                  JETFLEET III
                                  Balance Sheet
                                 March 31, 2004
                                    Unaudited



                                     ASSETS

Current assets:
     Cash                                                                                    $   4,434,110
     Deposits                                                                                    2,118,150
     Accounts receivable                                                                            95,970
Total current assets                                                                             6,648,230

Aircraft and aircraft engines under operating leases,
     net of accumulated depreciation of $1,687,890, held for sale                                3,765,940
Deferred rent receivable                                                                             5,560
Prepaid expenses                                                                                   103,070
                                                                                             -------------

Total assets                                                                                 $  10,522,800
                                                                                             =============



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                        $      72,930
     Interest payable                                                                              152,120
     Prepaid rents                                                                                  35,000
     Security deposits                                                                             272,480
     Maintenance deposits                                                                        1,919,880
     Medium term secured bonds                                                                  11,076,350
                                                                                             -------------

Total current liabilities                                                                       13,528,760
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                            (5,482,610)
Total shareholders' deficit                                                                    (3,005,960)
                                                                                             -------------

Total liabilities and shareholders' deficit                                                  $  10,522,800
                                                                                             =============

The accompanying notes are an integral part of this statement.

                                  JETFLEET III
                            Statements of Operations
                                    Unaudited


                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                     2004              2003
                                                                                     ----              ----

Revenues:

     Rent income                                                                $     349,740    $     340,990
     Gain on sale of aircraft                                                       1,377,620                -
     Other income                                                                      10,760            8,430
                                                                                -------------    -------------
                                                                                    1,738,120          349,420
                                                                                -------------    -------------


Expenses:

     Depreciation                                                                           -          174,380
     Amortization                                                                           -           57,150
     Interest                                                                         228,170          228,170
     Maintenance                                                                       51,490              760
     Insurance                                                                         22,220           60,050
     Professional fees and general and administrative                                  14,000            9,270
     Management fees                                                                   48,870           48,870
                                                                                -------------    -------------

                                                                                      364,750          578,650
                                                                                -------------    -------------

Income/(loss) before taxes                                                          1,373,370        (229,230)

Tax provision/(benefit)                                                                   800         (77,380)
                                                                                -------------    -------------

Net income/(loss)                                                               $   1,372,570    $   (151,850)
                                                                                =============    =============

Weighted average common shares outstanding                                            815,200          815,200
                                                                                =============    =============

Basic income/(loss) per common share                                            $        1.68    $      (0.19)
                                                                                =============    =============


The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Cash Flows
                                    Unaudited



                                                                       For the Three Months Ended
                                                                                March 31,
                                                                       2004                  2003
                                                                       ----                  ----


Net cash (used)/provided by operating activities                  $    (235,160)        $      13,810
                                                                  --------------        -------------

Investing activity -
     Proceeds from sale of aircraft                                    2,404,110                    -
                                                                  --------------        -------------
Net cash provided by investing activity                                2,404,110                    -
                                                                  --------------        -------------

Net increase in cash                                                   2,168,950               13,810

Cash, beginning of period                                              2,265,160            2,065,830
                                                                  --------------        -------------

Cash, end of period                                               $    4,434,110        $   2,079,640
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2004                  2003
                                                                       ----                  ----
     Interest (net of amount capitalized)                         $      228,170        $     228,170
     Income taxes paid                                                         -                    -


The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

1.       Summary of Significant Accounting Policies

         Basis of Presentation

         JetFleet III (the "Company") was incorporated in the state of California in August 1994 ("Inception"). The Company was formed solely for the purpose of acquiring Income Producing Assets. The Company offered up to $20,000,000 in $1,000 Series A Units (the "Offering") consisting of $850 of bonds maturing on November 1, 2003 (the "Bonds") and $150 of preferred stock (the "Preferred Stock") pursuant to a prospectus dated September 27, 1995 (the "Prospectus"). Under the trust indenture governing the Bonds, there was a provision to extend the maturity date of the Bonds up to six months at the Company's sole discretion. In August 2003, the Company sent a notice to the indenture trustee extending the maturity date of the Bonds to April 30, 2004.

         All of the Company's outstanding common stock is owned by JetFleet Holding Corp. ("JHC"), a California corporation formed in January 1994. JHC's wholly owned subsidiary, JetFleet Management Corp. ("JMC") has a management agreement with the Company. JMC also manages AeroCentury Corp., a Delaware corporation, which has objectives similar to the Company's. JMC also acted as manager for AeroCentury IV, Inc., a California corporation, which also had objectives similar to the Company's. AeroCentury Corp. is an affiliate of JHC, as was AeroCentury IV. Neal D. Crispin, the President of the Company, holds the same position with JHC and JMC and owns a significant amount of the common stock of JHC.

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. As of March 31, 2004, the Company maintained $6,225,550 of its cash balances in three money market funds, which are not federally insured.

         Aircraft and Aircraft Engines Under Operating Leases

         The Company's interests in aircraft are recorded at cost, which includes acquisition costs. Depreciation is computed using the straight-line method over each aircraft's estimated economic life to its estimated residual value.

         In preparation for the sale of its aircraft, the Company obtained an appraisal of its aircraft portfolio. Based on the projected net sales values for the Company's aircraft, in September 2003, the Company recorded a provision for impairment in value for S/N 13, S/N 106, S/N 696 and S/N 24, totaling $5,505,000, and ceased recognizing depreciation on all aircraft.

         Impairment of Long-lived Assets

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on third party valuations. In the event such valuations are less than the recorded value of the assets, the assets are written down to their estimated realizable value. For those assets on which an impairment is realized, accumulated depreciation and impairment loss are netted against the original cost basis and a new cost basis for such assets is then recorded on the balance sheet. As discussed in Notes 3 and 4, the Company wrote down four of its assets in September 2003.

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

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

1.       Summary of Significant Accounting Policies (continued)

         Recent Accounting Pronouncements

         In January 2003, the FASB issued interpretation FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was subsequently revised in December 2003 ("FIN 46R"). FIN 46R requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.
 FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003, and will be effective for all other existing entities in financial statements for periods ending after December 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The Company has no interest in any variable interest entity and, therefore, the full adoption of FIN 46R had no effect on the Company's consolidated financial condition or results of operations.

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

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

2.       Going Concern

         The Company's Medium Term Secured Bonds in the aggregate amount of $11,076,350 are due on April 30, 2004. The Company does not have enough current resources to pay the principal and interest on these Bonds by the due date, and does not have any other viable refinancing plan in place. Therefore management believes that a sale of the Company's aircraft portfolio is the only feasible means to raise cash to apply towards the Bond obligations. This matter raises substantial doubt as to the Company's ability to continue as a going concern. In October 2003, management obtained an appraisal of the value of each aircraft and has been soliciting buyers for the aircraft. Since the Company's aircraft portfolio serves as collateral for the Bond obligations, the Company has agreed with the Trustee to transfer title to the Company's unsold aircraft upon maturity of the Bonds. After the transfer, the Trustee will assume responsibility to manage the aircraft and collect sale and lease proceeds to apply toward repayment of the Bond obligations. It is likely that even if the aircraft are sold quickly by the Trustee, the total amount of sales proceeds received, when combined with the Company's cash holdings, will not be sufficient to repay the entire amount of the Bonds. Other than the recording of the provision for impairment of $5,505,000 (see Note 3), the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

3.       Aircraft and Aircraft Engines Under Operating Leases

         At March 31, 2004, the Company owned a deHavilland DHC-8-102, serial number 106 ("S/N 106"), three deHavilland DHC-6-300 aircraft ("S/Ns 640, 751 and 696") and a Saab 340A, serial number 24 ("S/N 24"). The Company did not acquire any assets during the first three months of 2004 because, in accordance with the trust indenture, the Company's excess cash flow is being held for deposit to a sinking fund account.

         In January 2004, the Company sold a deHavilland DHC-8-100, serial number 13 ("S/N 13") and recorded a gain, including maintenance reserves retained, of $1,377,630.

         S/N 106 is subject to a lease, expiring in November 2004, with a Caribbean regional carrier.

         S/N 640 and S/N 751 are leased to a regional carrier in the Maldives for terms expiring in August 2005 and October 2004, respectively.

         S/N 696 is leased to a carrier in the United Kingdom through April 2004. In March 2004, the lessee for S/N 696 notified the Company of its intention to extend the lease for two additional years, through April 30, 2006. As discussed in Note 7, the lease was extended in April 2004.

         S/N 24 was re-delivered to the Company in November 2002 after expiration of the lease. Although the Company had signed a term sheet for the re-lease of this aircraft, the potential lessee decided not to take delivery of the aircraft. The Company has been seeking sale possibilities for S/N 24.

         In preparation for the sale of its aircraft, the Company obtained an appraisal of its aircraft portfolio. Based on the projected net sales values for the Company's aircraft, in September 2003, the Company recorded a provision for impairment in value for S/N 13, S/N 106, S/N 696 and S/N 24, totaling $5,505,000, and ceased recognizing depreciation on all aircraft. As discussed in
Note 7, title to the Company's unsold aircraft will be transferred to the Trustee and the Trustee will be responsible for selling such aircraft.

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

3. Aircraft and Aircraft Engines Under Operating Leases (continued)

         As of March 31, 2004, minimum future lease rent payments receivable under noncancelable leases were as follows:

         Year                          Amount

         2004                       $     908,500
         2005                             391,500
         2006                              78,000
                                    -------------
                                    $   1,378,000
                                    =============

4.       Medium Term Secured Bonds

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

         The revenue generated from the Income Producing Assets is used to fund interest payments on the Bonds and, since November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity. In accordance with the trust indenture, in March 2004, the Company deposited $3,500,000 to the sinking fund account. As of March 31, 2004, the Company had an additional $934,000 available for deposit to the sinking fund, interest payments on the Notes and operational expenses.

         As provided for in the trust indenture, the Company elected to extend the maturity date of the Bonds to April 30, 2004. As discussed in Note 3, the Company obtained an appraisal of its assets and recorded a provision for impairment in value for four of its aircraft at September 30, 2003. The Company sold one aircraft in January 2004. As discussed in Note 7, title to the Company's unsold aircraft will be transferred to the Trustee and the Trustee will be responsible for selling such aircraft. It is likely that the total amount of sales proceeds received, when combined with the Company's cash holdings, will not be sufficient to repay the entire amount of the Bonds.

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

5.       Income Taxes

         The items comprising income tax expense are as follows:


                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                          2004             2003
                                                                                          ----             ----

         Current tax provision/(benefit)
              Federal                                                               $           -    $            -
              State                                                                           800           (3,920)
                                                                                    -------------    --------------
              Current provision/(benefit)                                                     800           (3,920)
                                                                                    -------------    --------------

         Deferred tax provision/(benefit)
              Federal                                                                     466,670          (77,150)
              State                                                                           880             3,690
                                                                                    -------------    --------------
              Deferred tax provision/(benefit)                                            467,550          (73,460)
              Valuation allowance                                                       (467,550)                 -
                                                                                    -------------    --------------

         Total provision/(benefit) for income taxes                                 $         800    $     (77,380)
                                                                                    =============    ==============



         The total provision/(benefit) for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:



                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                          2004             2003
                                                                                          ----             ----



         Income tax expense/(benefit) at statutory federal income tax rate          $     466,940    $     (77,940)
         State tax expense/(benefit) net of federal benefit                                   660             (240)
         Tax refunds                                                                            -           (4,720)
         Tax rate differences                                                                 750             5,520
         Valuation allowance                                                            (467,550)                 -
                                                                                    -------------    --------------
         Total provision for income taxes                                           $         800    $     (77,380)
                                                                                    =============    ==============


                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

5.       Income Taxes (continued)

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2004 are as follows:

         Deferred tax assets:
              Depreciation and impairment on aircraft          $     759,000
              Maintenance deposits                                   653,680
              Net operating loss                                     450,130
              Prepaid rent and other                                  12,190
                                                               -------------
                  Subtotal                                         1,875,000
                  Valuation allowance                            (1,869,350)
                                                               -------------
                  Net deferred tax assets                              5,650
         Deferred tax liability -
              Unearned income                                        (5,650)
                                                               -------------
         Net deferred tax assets                               $           -
                                                               =============

         The Company does not expect to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. Therefore, the Company has recognized a valuation allowance equal to the net deferred tax asset. The Company's net operating losses of $1,320,000 may be carried forward for twenty years and begin to expire in 2021.

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first three months of 2004 and 2003, the Company accrued a total of $48,870 and $48,870, respectively, in management fees.

         JMC may receive a remarketing fee in connection with the sale of the Company's assets, provided that such fee is not more than the customary and usual fee that would be paid to an unaffiliated party for such a transaction. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. The Company paid a remarketing fee of $153,450 to JMC in January 2004 in connection with the sale of an aircraft. No such fees were paid in the first three months of 2003.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during the first three months of 2004 or 2003.

7.       Subsequent events

         In April 2004, the lease for S/N 696 was extended for two years, through April 30, 2006. The Company paid a remarketing fee of $13,330 to JMC in connection with the extension.

         The Company did not have sufficient cash to fund the repayment of the Bonds on the maturity date of April 30, 2004. The Company was, therefore, in default under the Trust Indenture. In May 2004, the Trustee declared an "Event of Default" under the Trust Indenture. Under the provisions of the Trust Indenture, the Company and the Trustee have agreed to execute a transfer of collateral, including the Company's cash balances. The transfer is expected to be completed in May 2004, after which management of the aircraft portfolio and repayment of the Company's Bond liabilities from the proceeds will be the responsibility of the Trustee.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

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

Title to aircraft which remained unsold at the maturity date on April 30, 2004 will be transferred to the Trustee and the Trustee will be responsible for selling such aircraft. Though the Trustee will seek sales opportunities for all of its assets at or above appraised amounts, it is likely that the total amount of sales proceeds received, when combined with the Company's cash holdings, will not be sufficient to repay the entire amount of the Bonds. The Trustee may also have to hold aircraft that it cannot sell right away, and therefore, until such aircraft are eventually sold, the only proceeds that will be applied to the Bonds may be net rental revenues.

Results of Operations

The Company recorded net income of $1,372,570 or $1.68 per share and a net loss of ($151,850) or ($0.19) per share for the three months ended March 31, 2004 and 2003, respectively.

Rent income and other income were approximately the same in the first three months of 2004 and 2003. Gain on sale of aircraft was approximately $1,378,000 higher in the first three months of 2004 than in the same period of 2003 due to the sale of S/N 13 in January 2004.

Depreciation was approximately $174,000 lower in the three months ended March 31, 2004 versus the same period in 2003, because the Company has classified its aircraft as held for re-sale and, therefore, did not record depreciation after September 30, 2003. Amortization was approximately $57,000 lower in 2004 because the Company's debt issue costs were fully amortized as of the original maturity date of the Bonds, on November 1, 2003. Interest and management fees were the same in both years.

Maintenance expense was approximately $51,000 higher in the three months ended March 31, 2004 compared to the same period in 2003, primarily as a result of work performed on S/N 13 to prepare it for sale.

Insurance expense was approximately $38,000 lower in the first quarter of 2004 compared to the first quarter of 2003 because S/N 13, which was sold in January 2004, was off lease and insured for all of the first quarter of 2003. Professional fees and general and administrative expenses were approximately the same in the first quarters of both years.

Capital Resources and Liquidity

Since Inception, the Company's funds have come primarily in the form of an initial contribution from JHC, proceeds from the Offering and rental income and sales proceeds from the Income Producing Assets purchased using those proceeds. The Company's liquidity varies, increasing to the extent cash flows from operations exceed expenses, and decreasing to the extent expenses, including interest payments to the Unitholders, exceed cash flows from leases.

The leases for the Company's aircraft expire at varying times through April
2006.

The Company's primary use of its operating cash flow has been interest payments to its Unitholders. Since the Company has acquired Income Producing Assets which are subject to triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), the Company has not incurred, and does not anticipate that it will incur, significant operating expenses in connection with ownership of its Income Producing Assets while they remain on lease. Although the Company currently has available adequate reserves to meet any cash requirements for off-lease aircraft, the Company does not expect that sales proceeds obtained by the Trustee upon sale, when combined with cash holdings, will be sufficient to repay the entire amount of the Bonds. See "Outlook," below. In accordance with the trust indenture, in March 2004, the Company deposited $3,500,000 to the sinking fund account.

As discussed in Item 1, the interest rate on the Bonds was 12.94% through October 31, 1998 and has been a variable rate thereafter, calculated annually on November 1. The variable rate is equal to the higher of (i) 2% plus the annual yield rate on one-year U.S. Treasury Bills on the last business day of October of that year or (ii) 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through December 31, 2003. The rate remained at 8.24% through April 30, 2004.

The Company's cash flow from operations for the three months ended March 31, 2004 versus the same period in 2003 decreased by approximately $249,000. The change in cash flow is a result of changes in several cash flow items during the year, including principally the following:

Expenditures for maintenance and aircraft equipment

Expenditures for maintenance were approximately $230,000 more in the first three months of 2004 versus the same period in 2003, primarily because of maintenance performed to prepare S/N 24 for re-lease or sale and a deposit paid for the Company's share, under the lease, of maintenance work to be performed on S/N 751.

Insurance premiums

Expenditures for aircraft insurance for off-lease aircraft were approximately $20,000 higher during the first three months of 2004 as compared to the same period in 2003, because insurance expense for the first quarter of 2003 was accrued, but not paid until the second quarter of 2003.

Cash flow provided by investing activities was higher in the first three months of 2004 versus the first three months of 2003 because the Company sold S/N 13 in January 2004 versus no such sales in 2003. There were no cash flows from financing activities during the first three months of 2004 or 2003 because the Offering terminated during June 1997.

Outlook

As provided for in the trust indenture, the Company elected to extend the maturity date of the Bonds to April 30, 2004. Although the Company had previously anticipated obtaining bank financing secured by the Company's portfolio, management was unable to find suitable financing sources for the aircraft. Therefore, management decided that a sale of the aircraft portfolio was the only feasible means to raise cash to apply toward the Bond obligations. Therefore, management obtained a liquidation value appraisal for each of the aircraft assets. S/N 13 was sold in January 2004. The five other aircraft in the portfolio remained unsold as of the maturity date. The Company has agreed to transfer title to the Company's unsold aircraft to the Trustee and, thereafter, the Trustee will be responsible for selling such aircraft. Given the current market for aircraft such as those owned by the Company, there is no assurance that the Trustee will locate willing buyers, or if located, that the buyers will pay a price for the asset at least equal to the appraised value. Further, the Trustee may not be able to sell aircraft in the short term, and therefore, the only proceeds distributable until a purchaser is found with respect to unsold aircraft may be monthly net lease rentals. The Trustee may also experience expenses in order to effectively remarket the aircraft, which would reduce net proceeds to the Bondholders.

As a result of the aircraft appraisals received by management, in September 2003, the Company recorded a provision for impairment in value, totaling $5,505,000, for four of its aircraft. At March 31, 2004, the Bond indebtedness exceeded the aggregate appraised value of the Company's remaining aircraft by approximately $6,868,000. It is likely that the total amount of sales proceeds received, when combined with the Company's cash holdings of approximately $4,434,000 on March 31, 2004, will not be sufficient to repay the entire amount of the Bonds. In addition, because the Bond indebtedness must be repaid before any distributions can be made to the Preferred Shareholders, and there are no other assets of the Company left to distribute to the Preferred Shareholders, it is likely that the Preferred Shareholders will receive no distributions or dividends with respect to their shares upon dissolution of the Company, which is likely to occur later this year.

Factors that May Affect Future Results

Anticipated Event of Default; Ability to Maximize Returns. As discussed above, in "Outlook," shortly after the maturity date of the Bonds, the Trustee, Wells Fargo Bank Northwest, National Association, declared an Event of Default under the Trust Indenture. The Company, pursuant to an agreement with the Trustee, will transfer all of its assets to the Trustee, which were collateral for the Bonds, for the benefit of the Bondholders in lieu of a judicial repossession proceeding. The Company's assets securing the Indenture consist of the aircraft portfolio and leases and all remaining cash held by the Company. The Trustee will then have the responsibility to direct the disposition of the collateral with the goal of maximizing value to the Bondholders. This could entail an immediate or staged disposition of all the assets or retention of the assets on lease for the benefit of the Bondholders, or a combination thereof. While the Trustee is unlikely to realize sufficient proceeds to enable repayment of the entire Note Indebtedness, its ability to maximize repayment to Bondholders will depend on the risk factors described below, particularly those that affect asset values of the Company's portfolio or reduce the cash proceeds that can be applied toward the Bond indebtedness.

Further Deterioration of the Air Travel Industry. The Trustee's ability to make a substantial repayment on the Bonds will depend upon its ability to locate buyers and consummate sales transactions by that date. Based on the most recent appraisals, it appears likely that the Trustee will be unable to repay the entire Bond indebtedness out of the aircraft portfolio proceeds. Moreover, any further weakening of the industry could cause the proceeds realized from the sale of aircraft to be even less than suggested by the Company's recent appraisal.

Unexpected Expenses. The Company anticipates that nearly all of the available cash it currently holds will be combined with sales proceeds to repay the Bondholder indebtedness. Unanticipated events such as changes in governmental regulations or casualties could create obligations for the Trustee as lessor or owner of the aircraft and require the Trustee to immediately use funds in order to comply with such obligations. If there is an unanticipated expense with respect to the operations or any of the aircraft that is not covered by the lessee under its lease or by appropriate insurance, the Trustee may be required to use cash reserves in order to comply with its lease or other contractual obligations to lessees or other obligations. Any significant unexpected expense may result in a decrease in funds available to repay the Bondholder indebtedness at maturity.

Ownership Risks. Factors that could affect the short term value of the aircraft are crucial to the ability of the Trustee to maximize its repayment to the Bondholders. As discussed above, industry conditions will be an important determining factor in the potential proceeds realizable from their sale. In addition, the condition of the aircraft assets at the time of maturity will also have an effect on their value. Therefore, continued lessee compliance with maintenance obligations and with return conditions if an aircraft is returned, will be a significant factor in what proceeds could be realized from the aircraft assets upon sale.

Inability to Sell Asset; Delay in Receiving Sale Proceeds. There is no assurance that the Trustee will locate a willing buyer, or if one is located, that the buyer will pay a price for the asset at least equal to the appraised value. The Trustee could also determine that it is in the Bondholder's interest to retain title to leased assets and collect rentals for distribution of proceeds, net of Trustee expenses and aircraft operating and maintenance expenses not covered by the lessee, to the Bondholders. In this case, the Bondholders could experience a delay in receiving the full asset value of such retained asset until such time as the Trustee deems it practicable and advisable to liquidate such on-lease assets.

Risks Related to Regional Air Carriers. Because the aircraft leases are all with regional air carriers, the Company will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carriers. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy.

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Trustee may be limited in its ability to enforce remedies. The Trustee's lessees are small foreign regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Trustee would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Trustee would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant litigation, however, and it is possible that the Trustee's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee. Even if an aircraft can be repossessed, the Trustee may be unable to recover damages from the lessee if the condition of the aircraft when repossessed was worse than that required by the lease.

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

International Risks. The aircraft portfolio includes leases with foreign air carriers. Leases with foreign lessees may present somewhat different credit risks than those with domestic lessees. Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Trustee could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by
Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Trustee's interest in equipment and related leases. This could add difficulty in recovering an aircraft in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located even if the U.S. economy is strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy does not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Even with dollar-denominated lease payment provisions, the Trustee could still be affected by a devaluation of the lessee's local currency which would make it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

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

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Conclusions. Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company's Internal Controls are effective to provide reasonable assurance that the Company's consolidated financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit
         Number                      Description

          10.1       Letter Agreement between JetFleet III and Wells Fargo
                     Bank, Northwest, as Indenture Trustee, dated April 8, 2004.

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



 (b) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JETFLEET III


Date:    May 14, 2004            By:    /s/ Neal D. Crispin
                                        -------------------------------
                                        Neal D. Crispin

                                 Title: President, Chief Financial Officer