Form 10QSB
period 2004-06-30
JETFLEET III
filed 2004-08-16
CIK 930832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

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


On August 16, 2004 the aggregate market value of the voting and non voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $0.

As of August 16, 2004 the Issuer has 815,200 Shares of Common Stock and 195,465 Shares of Series A Preferred Stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               ----   -----

                                     PART I
                              Financial Information

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding the Company's belief that a sale of the aircraft is the only feasible means to raise cash to repay the entire Bond indebtedness; the likelihood that the sales proceeds for the aircraft will not be sufficient to fully repay the Bonds; the generation of future taxable income sufficient to realize the benefits of the remaining deferred tax asset on the balance sheet; the anticipation that sales proceeds are likely to be insufficient to repay the entire amount of the Bonds and that, therefore, there will be no distribution with respect to the Preferred Stock; and that the Company does not intend to seek additional capital; are forward looking statements. While the Company believes that such statements are accurate, actual results may differ due to the short-term market for used turboprop aircraft; the condition and marketability of the aircraft in lessee's possession at the time of sale of such aircraft; the costs for repair and maintenance of returned aircraft; and future trends and results that cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results." The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

                                  JETFLEET III
                                  Balance Sheet
                                  June 30, 2004
                                    Unaudited

                                     ASSETS

Cash $                                                                                       $         200
Taxes receivable                                                                                       300
                                                                                             -------------

Total assets                                                                                 $         500
                                                                                             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Total liabilities                                                                            $           -
                                                                                             -------------

Preferred stock, no par value,
     300,000 shares authorized, 195,465
     issued and outstanding                                                                      1,661,450
Common stock, no par value,
     1,000,000 shares authorized, 815,200
     issued and outstanding                                                                        815,200
Accumulated deficit                                                                             (2,476,150)
                                                                                             -------------
Total shareholders' deficit                                                                            500
                                                                                             -------------

Total liabilities and shareholders' deficit                                                  $         500
                                                                                             =============

The accompanying notes are an integral part of this statement.


                                  JETFLEET III
                            Statements of Operations
                                    Unaudited

                                                For the Six Months Ended          For the Three Months Ended
                                                        June 30,                           June 30,

                                                  2004               2003            2004              2003
                                                  ----               ----            ----              ----
Revenues:

     Rent income                            $      567,350    $     706,970     $     217,610    $     340,990
     Gain on sale of aircraft                    1,377,620                -                 -                -
     Other income                                   17,530           17,860             6,760            8,430
                                            --------------    -------------     -------------    -------------

                                                 1,962,500          724,830           224,370          349,420
                                            --------------    -------------     -------------    -------------


Expenses:

     Depreciation                                        -          348,750                 -          174,380
     Amortization                                        -          114,310                 -           57,150
     Interest                                      370,150          456,350           141,970          228,170
     Management fees                                92,150           97,730            43,290           48,870
     Professional fees and
        general and administrative                  58,540           15,190            44,530            9,270
     Maintenance                                    57,460           50,010             5,970              760
     Insurance                                      35,950          104,880            13,730           60,050
                                            --------------    -------------     -------------    -------------

                                                   614,250        1,187,220           249,490          578,650
                                            --------------    -------------     -------------    -------------

Income/(loss) before taxes                       1,348,250         (462,390)          (25,120)        (229,230)

Tax provision/(benefit)                                800         (156,870)                -          (77,380)
                                            --------------    -------------     -------------    -------------

Income/(loss) before
  extraordinary item                             1,347,450         (305,520)          (25,120)        (151,850)
                                            --------------    -------------     -------------    -------------

Extraordinary item, less
  applicable income taxes of $0                  3,031,580                -         3,031,580                -
                                            --------------    -------------     -------------    -------------

Net income/(loss)                           $    4,379,030    $    (305,520)    $   3,006,460    $    (151,850)
                                            ==============    =============     =============    =============

Weighted average common
  shares outstanding                               815,200          815,200           815,200          815,200
                                            ==============    =============     =============    =============

Basic income/(loss) per common share:
Income/(loss) from continuing operations    $         1.65    $       (0.37)    $       (0.03)   $       (0.19)
Extraordinary item                                    3.72                -              3.72                -
                                            --------------    -------------     -------------    -------------
                                            $         5.37    $       (0.37)    $        3.69    $       (0.19)
                                            ==============    =============     =============    =============


The accompanying notes are an integral part of these statements.

                                  JETFLEET III
                            Statements of Cash Flows
                                    Unaudited


                                                                        For the Six Months Ended
                                                                                June 30,

                                                                       2004                  2003
                                                                       ----                  ----

Net provided by operating activities                              $     (564,830)       $     159,510
                                                                  --------------        -------------

Investing activities:
     Purchase of interests in aircraft                                         -              (23,680)
     Proceeds from sale of aircraft                                    2,404,110                    -
                                                                  --------------        -------------
Net cash provided by investing activity                                2,404,110              (23,680)
                                                                  --------------        -------------

Financing activity -
     Cash transferred to Trustee                                      (4,104,240)                   -
                                                                  --------------        -------------

Net (decrease)/increase in cash                                       (2,264,960)             135,830

Cash, beginning of period                                              2,265,160            2,065,830
                                                                  --------------        -------------

Cash, end of period                                               $          200        $   2,201,660
                                                                  ==============        =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                       2004                  2003
                                                                       ----                  ----
     Interest (net of amount capitalized)                         $      456,350        $     456,350
     Income taxes paid                                                       800                    -

Assets transferred to Trustee:
     Rent receivable                                                      20,390                    -
     Accounts receivable                                                   2,030                    -
     Aircraft, at net book value                                       3,765,940                    -
     Prepaid expenses                                                    258,460

Indebtedness discharged:
     Interest payable                                                     65,920                    -
     Prepaid rent                                                         39,540                    -
     Security deposits                                                   272,490                    -
     Maintenance reserves                                              1,752,170                    -
     Medium-term secured notes                                        11,076,350                    -

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

         The Company did not have sufficient cash to fund the repayment of the Bonds on the maturity date of April 30, 2004. The Company was, therefore, in default under the Trust Indenture. In May 2004, the Trustee declared an "Event of Default" under the Trust Indenture. Under the provisions of the Trust Indenture, the Company and the Trustee agreed to execute a transfer of collateral, including the Company's cash balances, which constituted all of the Company's remaining assets.. The transfer was completed in May 2004, after which management of the aircraft portfolio and repayment of the Company's Bond liabilities from the proceeds became the responsibility of the Trustee.

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions. The Company's cash balances were transferred to the Trustee in May 2004.

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

         The Company capitalized the portions of both the Reimbursement paid and the Initial Contribution related to the Bonds (85%) and amortized such costs through the original maturity date of the Bonds on November 1, 2003. The remainder of any of the Initial Contribution and Reimbursement was deducted from shareholders' equity.

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

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

2.       Going Concern

The Company's Medium Term Secured Bonds in the aggregate amount of $11,076,350 were due on April 30, 2004. The Company did not have enough current resources to pay the principal and interest on these Bonds by the due date, and did not have any other viable refinancing plan in place. Therefore management believed that a sale of the Company's aircraft portfolio was the only feasible means to raise cash to apply towards the Bond obligations. This matter raises substantial doubt as to the Company's ability to continue as a going concern. In October 2003, management obtained an appraisal of the value of each aircraft and began soliciting buyers for the aircraft. Since the Company's aircraft portfolio served as collateral for the Bond obligations, the Company and the Trustee agreed to execute a transfer of collateral, including the Company's cash balances, which constituted all of the Company's remaining assets. The transfer was completed in May 2004, after which management of the aircraft portfolio and repayment of the Company's Bond liabilities from the proceeds became the responsibility of the Trustee. It is likely that even if the aircraft are sold quickly by the Trustee, the total amount of sales proceeds received, when combined with the Company's cash holdings, will not be sufficient to repay the entire amount of the Bonds. In connection with the transfer of the Company's assets to the Trustee, the Company removed the Bonds obligation from its books during May 2004 and recorded an extraordinary gain of $3,031,580, net of taxes of $0.

3.       Aircraft and Aircraft Engines Under Operating Leases

         In April 2004, the lease for S/N 696 was extended for two years, through April 30, 2006.

         In May 2004, the Company and the Trustee executed a transfer of collateral as a result of an Event of Default under the Trust Indenture. As a result, the Company owned no aircraft as of June 30, 2004. The Trustee has assumed ownership of the aircraft which the Company had owned and responsibility for administering the terms of the leases.

         As of June 30, 2004, minimum future lease rent payments receivable under noncancelable leases transferred to the Trustee were as follows:

         Year                          Amount

         2004                       $     567,000
         2005                             391,500
         2006                              78,000
                                    -------------
                                    $   1,036,500

4.       Medium Term Secured Bonds

         The Company raised $13,031,000 through the Offering from November 1995 to June 1997. Each $1,000 Unit subscribed in the offering included an $850 medium term secured bond maturing on November 1, 2003. The Bonds bore interest at an annual rate of 12.94% through October 31, 1998 and, thereafter, a variable rate, adjusted annually on November 1, equal to the one-year United States Treasury bill rate plus 2%, but not less than 8.24%. Based on the one-year Treasury Bill rate at the measurement dates, the Bonds have borne interest at the rate of 8.24% per annum for the periods November 1, 1998 through October 31, 2002. The rate remained at 8.24% through April 30, 2004.

         The revenue generated from the Income Producing Assets was used to fund interest payments on the Bonds and, after November 2001, deposits to a sinking fund established to facilitate repayment of principal on the Bonds on their maturity. In accordance with the trust indenture, in March 2004, the Company deposited $3,500,000 to the sinking fund account.

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

4.       Medium Term Secured Bonds (continued)

         The Company did not have sufficient cash to fund the repayment of the Bonds on the maturity date of April 30, 2004. The Company was, therefore, in default under the Trust Indenture. In May 2004, the Trustee declared an "Event of Default" under the Trust Indenture. Under the provisions of the Trust Indenture, the Company and the Trustee agreed to execute a transfer of collateral, including the Company's cash balances, which constituted all of the Company's remaining assets. The transfer was completed in May 2004, after which management of the aircraft portfolio and repayment of the Company's Bond liabilities from the proceeds became the responsibility of the Trustee.

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                       For the Six Months Ended
                                                                                               June 30,

                                                                                          2004             2003
                                                                                          ----             ----
         Current tax provision
              Federal                                                               $           -    $            -
              State                                                                           800            (3,920)
                                                                                    -------------    --------------
              Current provision                                                               800            (3,920)
                                                                                    -------------    --------------

         Deferred tax provision/(benefit)
              Federal                                                                   2,182,900          (156,430)
              State                                                                         4,260             3,480
                                                                                    -------------    --------------
              Deferred tax provision/(benefit)                                          2,187,160          (152,950)
              Valuation allowance                                                      (2,187,160)                -
                                                                                    -------------    --------------

         Total provision/(benefit) for income taxes                                 $         800    $     (156,870)
                                                                                    =============    ==============

         The total provision/(benefit) for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                                       For the Six Months Ended
                                                                                               June 30,

                                                                                          2004             2003
                                                                                          ----             ----

         Income tax expense/(benefit) at statutory federal income tax rate          $   1,489,140    $     (157,210)
         State tax expense/(benefit) net of federal benefit                                 2,100              (370)
         Discharge of indebtedness excluded from taxable income                           (87,480)                -
         Maintenance reserves deducted from taxable income                                582,940                 -
         Current year tax depreciation deducted from taxable income                       201,850                 -
         Unearned income included in taxable income                                        (1,570)                -
         Tax refunds                                                                            -            (4,720)
         Tax rate differences                                                                 980             5,430
         Valuation allowance                                                           (2,187,160)                -
                                                                                    -------------    --------------
         Total provision/(benefit) for income taxes                                 $         800    $     (156,870)
                                                                                    =============    ==============

                                  JETFLEET III
                          Notes to Financial Statements
                                    Unaudited

5.       Income Taxes (continued)

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2004 are as follows:

         Deferred tax assets:
              Net operating loss                                                    $     149,470
              State franchise taxes                                                           270
                                                                                    -------------
                  Subtotal                                                                149,740
                  Valuation allowance                                                    (149,740)
                                                                                    -------------
                  Net deferred tax assets                                           $           0
                                                                                    =============

         The Company does not expect to generate adequate future taxable income to realize the benefits of the remaining deferred tax assets on the balance sheet. Therefore, the Company has recognized a valuation allowance equal to the net deferred tax asset. The Company's net operating losses of $439,600 may be carried forward for twenty years and begin to expire in 2021.

6.       Related Party Transactions

         The Company's Income Producing Asset portfolio is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a quarterly management fee equal to 0.375% of the Company's Aggregate Gross Proceeds received through the last day of such quarter. In the first six months of 2004 and 2003, the Company accrued a total of $78,820 and $97,730, respectively, in management fees.

         JMC may receive a remarketing fee in connection with the sale of the Company's assets, provided that such fee is not more than the customary and usual fee that would be paid to an unaffiliated party for such a transaction. JMC may also receive reimbursement of Chargeable Acquisition Expenses incurred in connection with a transaction which are payable to third parties. The Company paid a remarketing fee of $153,450 to JMC in January 2004 in connection with the sale of an aircraft and $13,330 in April 2004 in connection with the re-lease of S/N 696. No such fees were paid in the first six months of 2003.

         As discussed in Note 1, the Company reimbursed JHC for certain costs incurred in connection with the organization of the Company and the Offering. The Company made no such payments during the first six months of 2004 or 2003.

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

The Company did not have sufficient cash to fund the repayment of the Bonds on the maturity date of April 30, 2004. The Company was, therefore, in default under the Trust Indenture. In May 2004, the Trustee declared an "Event of Default" under the Trust Indenture. Under the provisions of the Trust Indenture, the Company and the Trustee agreed to execute a transfer of collateral, including the Company's cash balances, which constituted all of the Company's remaining assets. The transfer was completed in May 2004. Management of the aircraft portfolio and repayment of the Company's Bond liabilities from the proceeds is now the responsibility of the Trustee.

The Company has effectively ceased operations, with no cash, revenues or sources of capital available.

Results of Operations

The Company recorded net income of $4,379,030 or $5.37 per share, including an extraordinary gain of $3,031,580 or $3.72 per share, and net loss of ($305,520) or ($0.37) per share for the six months ended June 30, 2004 and 2003, respectively, and net income of $3,006,460 or $3.69, including an extraordinary gain of $3,031,580 or $3.72 per share, and net loss of ($151,850) or ($0.19) per share for the three months ended June 30, 2004 and 2003, respectively.

Rent income was approximately $140,000 and $123,000 lower in the six months and three months ended June 30, 2004, respectively, versus the same periods in 2003, primarily as a result of the transfer of collateral to the Trustee, discussed above. Other income was approximately the same in the six months and three months ended June 30 of both years. Gain on sale of aircraft was approximately $1,378,000 higher in the six months ended June 30, 2004 than in the same period of 2003 due to the sale of S/N 13 in January 2004.

Depreciation was approximately $349,000 and $174,000 lower in the six months and three months ended June 30, 2004, respectively, versus the same periods in 2003, because, at September 30, 2003, the Company classified its aircraft as held for re-sale and, therefore, did not record depreciation after that date. Amortization was approximately $114,000 and $57,000 lower in the six-month and three-month periods of 2004, respectively, because the Company's debt issue costs were fully amortized as of the original maturity date of the Bonds, on November 1, 2003.

Interest expense was approximately $86,000 lower in both the six months and three months ended June 30, 2004 compared to the same periods in 2003 as a result of the transfer of collateral to the Trustee in May 2004. Management fees were approximately the same in the six-month and three-month periods of both years because, although the Company paid lower management fees to JMC in 2004 than in 2003 as a result of the transfer of assets to the Trustee in May 2004, it paid a remarketing fee of $13,330 to JMC in 2004 in connection with the re-lease of S/N 696.

Professional fees and general and administrative expenses were approximately $43,000 and $35,000 higher in the six months and three months ended June 30, 2004, respectively, versus the same periods of 2003, primarily due to trustee fees associated with the transfer of assets to the Trustee.

Maintenance expense was approximately the same in the six months and three months ended June 30, 2004 compared to the same periods in 2003.

Insurance expense was approximately $69,000 and $46,000 lower in the six months and three months ended June 30, 2004, respectively, compared to the same periods in 2003 because S/N 13, which was sold in January 2004, was off lease and insured for most of the first six months of 2003.

Capital Resources and Liquidity

The Company has negligible operating cash. The Company's current financial condition is a result of the foreclosure of all of the Company's assets in partial repayment of the Company's obligations under the Bonds. The Company has no remaining sources of capital and does not intend to seek additional capital, as such is unlikely to be available given the Company's financial situation.

The Company did not have sufficient cash to fund the repayment of the Bonds on the maturity date of April 30, 2004. The Company was, therefore, in default under the Trust Indenture. In May 2004, the Trustee declared an "Event of Default" under the Trust Indenture. Under the provisions of the Trust Indenture, the Company and the Trustee agreed to execute a transfer of collateral, including the Company's cash balances. The transfer was completed in May 2004. Management of the aircraft portfolio and repayment of the Company's Bond liabilities from the proceeds is now the responsibility of the Trustee.

Prior to the transfer of assets to the Trustee in May 2004, the Company had Bonds outstanding with an aggregate principal face value of $11,076,350. The fair value of the collateral securing the Bonds, based upon the net book values of the aircraft and the net working capital of the Company as of that date, was estimated to be approximately $8,045,000, which was approximately 73% of the outstanding principal of the Bonds.

The Company's cash flow from operations for the six months ended June 30, 2004 versus the same period in 2003 decreased by approximately $724,000. The change in cash flow was a result of changes in several cash flow items during the year, including principally the following:

Lease rents

Operating lease collections were approximately $290,000 lower in 2003 than in 2002, primarily due to the transfer of assets to the Trustee in May 2004 and because, in June 2003, the lessee for S/N 13 prepaid three months of rent.

Expenditures for maintenance and aircraft equipment

Expenditures for maintenance were approximately $440,000 more in the first six months of 2004 versus the same period in 2003, primarily because of maintenance performed to prepare S/N 24 for re-lease or sale and payment for the Company's share, under the lease, of maintenance work to be performed on S/N 751.

Insurance premiums

Expenditures for aircraft insurance for off-lease aircraft were approximately $50,000 lower during the first six months of 2004 as compared to the same period in 2003, because S/N 13, which had been off lease for most of the 2003 period, was sold in January 2004.

Cash flow provided by investing activities was higher in the first six months of 2004 versus the first six months of 2003 because the Company sold S/N 13 in January 2004 versus no such sales in 2003. There were no cash flows from financing activities during the first six months of 2003. Cash flow used by financing activities in 2004 consisted of the Company's cash transferred to the Trustee in May 2004.

Outlook

As a result of its default under the indenture securing the Bonds, the Company agreed to transfer title to the Company's unsold aircraft and all of its remaining cash to the Trustee. The transfer was completed in May 2004. Management of the aircraft portfolio and repayment of the Company's Bond liabilities from the proceeds is now the responsibility of the Trustee. The Company has been informed by the Trustee that the Trustee has sold three of the aircraft. Two aircraft, one of which is on lease through November 2004, are being marketed for sale. The Trustee may not be able to sell these aircraft in the short term, and therefore, the only proceeds distributable until a purchaser is found with respect to unsold aircraft may be monthly net lease rentals. The Trustee may also experience expenses in order to effectively remarket the aircraft, which would reduce net proceeds to the Bondholders.

It is likely that the total amount of sales proceeds received, when combined with the Company's cash holdings of approximately $4,104,430 at the time of the transfer of assets to the Trustee in May 2004, will not be sufficient to repay the entire amount of the Bonds. Because the Bond indebtedness must be repaid before any distributions can be made to the Preferred Shareholders, and there are no other assets of the Company left to distribute to the Preferred Shareholders, it is likely that the Preferred Shareholders will receive no distributions or dividends with respect to their shares upon dissolution of the Company, which is likely to occur later this year.

Since the Company has negligible assets and no additional sources of capital, it has ceased operations. It does not intend to seek additional capital to repay remaining Bond indebtedness and resume operations, as such capital is unlikely to be available.

Factors that May Affect Future Results

Event of Default; Ability to Maximize Returns. As discussed above, in "Outlook," shortly after the maturity date of the Bonds, the Trustee, Wells Fargo Bank Northwest, National Association, declared an Event of Default under the Trust Indenture. The Company, pursuant to an agreement with the Trustee, transferred all of its assets to the Trustee, which were collateral for the Bonds, for the benefit of the Bondholders in lieu of a judicial repossession proceeding. The Company's assets securing the Indenture consist of the aircraft portfolio and leases and all remaining cash held by the Company. The Trustee now has the responsibility to direct the disposition of the collateral with the goal of maximizing value to the Bondholders. While the Trustee is unlikely to realize sufficient proceeds to enable repayment of the entire Note Indebtedness, its ability to maximize repayment to Bondholders will depend on the risk factors described below, particularly those that affect asset values of the Company's portfolio or reduce the cash proceeds that can be applied toward the Bond indebtedness.

Further Deterioration of the Air Travel Industry. The Trustee's ability to make a substantial repayment on the Bonds will depend upon its ability to locate buyers and consummate sales transactions. It appears likely that the Trustee will be unable to repay the entire Bond indebtedness out of the aircraft portfolio proceeds. Moreover, any further weakening of the industry could cause the proceeds realized from the sale of aircraft to be even less than suggested by the Company's recent appraisal.

Unexpected Expenses. Unanticipated events such as changes in governmental regulations or casualties could create obligations for the Trustee as lessor or owner of the aircraft and require the Trustee to immediately use funds in order to comply with such obligations and reduce amounts available to repay the Bonds. If there is an unanticipated expense with respect to the operations or any of the remaining aircraft that is not covered by the lessee under its lease or by appropriate insurance, the Trustee may be required to use cash reserves in order to comply with its lease or other contractual obligations to lessees or other obligations. Any significant unexpected expense may result in a decrease in funds available to repay the Bondholder indebtedness at maturity.

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

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits


                          Exhibit
                          Number                                       Description

                           10.1          Letter Agreement between JetFleet III and Wells Fargo Bank, Northwest, as Indenture Trustee, dated April 8, 2004

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



 (b) Reports on Form 8-K

On June 2, 2004, the Company filed a Report on Form 8-K disclosing the agreements whereby the Company transferred title to its five remaining aircraft to Wells Fargo Bank, Northwest, NA as Indenture Trustee.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JETFLEET III


Date:    August 16, 2004             By:     /s/ Neal D. Crispin
                                             -------------------------------
                                             Neal D. Crispin

                                     Title: President, Chief Financial Officer